Form 10-K
period 1996-12-31
ATLANTA MARRIOTT MARQUIS LTD PARTNERSHIP
filed 1997-11-10
CIK 770809

================================================================================


                       Securities and Exchange Commission

                             Washington, D.C. 20549
                                    Form 10-K

         /x/      Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 1996

                                       OR

        / /     Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-14374

                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Delaware                                                     52-1427553
-----------------------------------------------                ---------------------------------------------
       (State or other jurisdiction of                             (I.R.S. Employer Identification No.)
        incorporation or organization)


             10400 Fernwood Road
              Bethesda, Maryland                                                  20817
-----------------------------------------------                ---------------------------------------------
   (Address of principal executive offices)                                     (Zip Code)



        Registrant's telephone number, including area code: 301-380-2070

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes___ No___ (Not Applicable. On August 25, 1992, the Registrant filed an application for relief from the reporting requirements of the Securities Exchange Act of 1934 pursuant to Section 12(h) thereof. Because of the pendency of such application, the Registrant was not required to, and did not make, any filings pursuant to the Securities Exchange Act of 1934 from October 23, 1989 until the application was voluntarily withdrawn on November 10, 1997.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] (Not Applicable)

                       Documents Incorporated by Reference
                                      None

================================================================================

                                TABLE OF CONTENTS

                                                                                     PAGE NO.
                                                                                     --------
                                     PART I

Item 1.        Business..............................................................    1

Item 2.        Property..............................................................    5

Item 3.        Legal Proceedings.....................................................    6

Item 4.        Submission of Matters to a Vote of Security Holders...................    6

                                     PART II

Item 5.        Market For The Partnership's Limited Partnership Units
               and Related Security Holder Matters...................................    7

Item 6.        Selected Financial Data...............................................    8

Item 7.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.............................................    9

Item 8.        Financial Statements and Supplementary Data...........................   13

Item 9.        Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure..............................................   27

                                    PART III

Item 10.       Directors and Executive Officers......................................   27

Item 11.       Management Remuneration and Transactions..............................   28

Item 12.       Security Ownership of Certain Beneficial Owners and Management........   28

Item 13.       Certain Relationships and Related Transactions........................   29

                                     PART IV

Item 14.       Exhibits, Supplemental Financial Statement Schedules
               and Reports on Form 8-K...............................................   32


                                     PART I

ITEM 1.   BUSINESS

Description of the Partnership

Atlanta Marriott Marquis Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on May 28, 1985 (the "Closing Date") (i) to acquire an 80% general partnership interest in the Ivy Street Hotel Limited Partnership ("Ivy"), a partnership between John C. Portman, Jr. ("Portman") and Host Marriott Corporation ("Host Marriott") that was formed to develop, own and operate the 1,671 room Atlanta Marriott Marquis Hotel (the "Hotel"), and (ii) purchase from Ivy the parcel of land (the "Land") on which the Hotel is located.

The sole general partner of the Partnership, with a 1% interest, is Marriott Marquis Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott.

On October 8, 1993, Marriott Corporation's operations were divided into two separate companies: Host Marriott and Marriott International, Inc. ("MII"). On December 29, 1995, Host Marriott's operations were divided into two separate companies: Host Marriott which continued the business of owning lodging properties and Host Marriott Services Corporation which continued the business of concession operations at airports and toll roads. Host Marriott, when used herein in reference to a period or date prior to October 8, 1993, means Marriott Corporation as it existed prior to its division.

The Partnership is engaged solely in the business of owning and operating the Hotel and, therefore, is engaged in one industry segment. The principal offices of the Partnership are located at 10400 Fernwood Road, Bethesda, Maryland 20817.

The Hotel is operated as part of the MII full-service hotel system and is managed by MII under a long-term management agreement. The Hotel has the right to use the Marriott name pursuant to the management agreement and, if this management agreement is terminated, the Partnership will lose the right for all purposes. See Item 13, "Certain Relationships and Related Transactions."

The Hotel is among the premier hotels in its market and caters primarily to the group/convention and association business segment. The Partnership has no plans to acquire any new properties or sell its existing Hotel. See "Competition" below and Item 2, "Property."

Historically, the Partnership's financing needs have been funded through loan agreements with independent financial institutions. See "Mortgage Debt Financing" below.

Organization of the Partnership

On the Closing Date, 530 Class A limited partnership interests of $100,000 per Unit ("Unit") were sold in a private placement. The General Partner made a capital contribution of $536,000 on May 28, 1985 for its 1% general partnership interest. In addition, the General Partner acquired a Class B limited partnership interest without making any additional capital contribution.

The Partnership purchased its 80% general partnership interest in Ivy from Host Marriott for a total price of $28.8 million. The Partnership also acquired the Land from Ivy for $10 million in a separate transaction. The Partnership subsequently leased the Land to Ivy under a 99-year lease with rentals based primarily on Hotel sales.

Mortgage Debt Financing

As of December 31, 1996, the Partnership's mortgage debt consists of a $215,574,000 nonrecourse mortgage note of Ivy (the "Mortgage Debt"). Interest accrues on the Mortgage Debt at a fixed rate of 10.3%. Interest only is payable semiannually in arrears. The cash payment rate is 10.17% until maturity on July 10, 1997. The difference between the cash payment rate and the accrual rate ("Deferred Interest") is added to the balance of the Mortgage Debt. The cumulative Deferred Interest added to the Mortgage Debt totalled $16.5 million and $14.7 million at December 31, 1996 and 1995, respectively. The Mortgage Debt was funded with the proceeds of a secured note offering. The notes consist of $159 million of Senior Secured Notes and $40 million of Subordinated Secured Notes. In addition, the Mortgage Debt was issued at a discount of $2.5 million which was amortized as interest expense through March 24, 1991.

The General Partner is currently attempting to refinance the Mortgage Debt which matures on July 10, 1997. In conjunction with the refinancing, the Partnership is expected to incur significant refinancing costs which will be funded from Partnership cash reserves of approximately $4.6 million as of December 31, 1996. The refinanced debt will likely require significant amortization of principal in addition to interest; the Partnership's debt service payments are currently for interest only. There can be no assurance that a successful refinancing will be achieved. Failure to refinance the debt could lead to a foreclosure of the Hotel.

The Mortgage Debt is currently supported by certain guarantees provided by Host Marriott. Host Marriott has agreed to advance up to $50 million to cover interest and principal shortfalls (respectively, the "Interest Guarantee" and the "Principal Guarantee") on the Mortgage Debt. Should cash flow from operations be insufficient to fully fund interest due, $20 million is available under the Interest Guarantee through loan maturity. The $30 million Principal Guarantee is available at maturity or in case of a sale, refinancing or acceleration of the principal amount of the underlying notes resulting from an Event of Default, as defined and deficiency in proceeds. To the extent the Interest Guarantee is not used, it becomes available as an additional Principal Guarantee. There are no amounts outstanding under either the Interest Guarantee or the Principal Guarantee. No amounts have been funded under the Principal Guarantee.

Host Marriott had guaranteed up to $33 million of the original debt (the "Original Debt Service Guarantee" and the "Commitment") under which Host Marriott was obligated to make certain required debt service payments and restore any cash flow deficits to the extent that Partnership cash flow, as defined, was insufficient. Pursuant to the terms of the Mortgage Debt, the Commitment was modified to fund only certain furniture, fixtures and equipment expenditures and ground rent shortfalls. Any interest, principal or guarantee loans made at a time when the Commitment has not been fully funded shall reduce, dollar for dollar, but not below zero, the remaining unfunded amount of the Commitment. Advances under the Principal Guarantee, Interest Guarantee and Original Debt Service Guarantee and Commitment up to cumulative fundings of $33 million do not bear interest. Amounts advanced in excess of $33 million accrue interest at 1% over the prime rate. As of December 31, 1996 and 1995, the Partnership had $20.1 million due to Host Marriott under the Commitment.

On March 24, 1994, the note holders of the Mortgage Debt voted to accept MII as a back-up guarantor and on December 21, 1994, the agreement was finalized. MII, as back-up guarantor, will be required to perform the obligations under the Interest Guarantee and the Principal Guarantee in the event that Host Marriott fails to do so.

Material Contracts

Hotel Management Agreement

Ivy entered into a long-term hotel management agreement (the "Agreement") with MII to manage the Hotel as part of the MII full-service hotel system. The Agreement has an initial term expiring on May 28, 2010. Ivy or MII has the option to renew the Agreement for five additional 10-year terms. MII is entitled to compensation for its services in the form of a base management fee equal to 3% of gross sales. In addition, MII is entitled to an incentive management fee equal to 50% of assumed net cash flow of the Hotel, as defined. For additional information, see Item 13, "Certain Relationships and Related Transactions."

Land Lease

On the Closing Date, the Partnership acquired the Land on which the Hotel is located from Ivy for $10 million. The Partnership has leased the Land back to Ivy for a period of 99 years. For additional information, see Item 13, "Certain Relationships and Related Transactions."

Competition

Downtown Atlanta has a unique market condition in that transient demand parallels group demand. A large percentage of business transient is actually convention attendees making reservations outside group blocks. Because of this, Atlanta has not experienced the demand increases associated with the lodging industry overall. Although rooms supply growth in the luxury and upscale segments is forecasted to be limited, significant growth in the budget and mid-priced hotel segment in Atlanta has had a strong impact on demand as the convention attendee will move freely between the upscale and mid-priced segments.

MII believes that by emphasizing management and personnel development and maintaining a competitive price structure, the Hotel's share of the market will be maintained or increased. The inclusion of the Hotel within the nationwide MII full-service hotel system provides advantages of name recognition, centralized reservations and advertising, system-wide marketing and promotion, centralized purchasing and training and support services. Additional competitive information is set forth in Item 2, "Property," with respect to the Hotel.

Conflicts of Interest

Because Host Marriott and its affiliates own and/or operate hotels other than the Hotel owned by the Partnership, potential conflicts of interest exist. With respect to these potential conflicts of interest, Host Marriott and its affiliates retain a free right to compete with the Hotel, including the right to develop competing hotels now and in the future, in addition to those existing hotels which may compete directly or indirectly.

Under Delaware law, the General Partner has unlimited liability for obligations of the Partnership, unless those obligations are, by contract, without recourse to the partners thereof. Since the General Partner is entitled to manage and control the business and operations of the Partnership, and because certain actions taken by the General Partner or the Partnership could expose the General Partner or its parent, Host Marriott, to liability that is not shared by the limited partners (for example, tort liability or environmental liability), this control could lead to a conflict of interest.

Policies with Respect to Conflicts of Interest

It is the policy of the General Partner that the Partnership's relationship with the General Partner, any of its affiliates or persons employed by the General Partner are conducted on terms which are fair to the Partnership and which are commercially reasonable. Agreements and relationships involving the General Partner or its affiliates and the Partnership are on terms consistent with the terms on which the General Partner or its affiliates have dealt with unrelated partners.

The Partnership Agreement provides that agreements, contracts or arrangements between the Partnership and the General Partner or any of its affiliates, other than arrangements for rendering legal, tax, accounting, financial, engineering, and procurement services to the Partnership by the General Partner or its affiliates, will be on commercially reasonable terms and will be subject to the following conditions:

(a) the General Partner or any affiliate must be actively engaged in the business of rendering such services or selling or leasing such goods, independently of its dealings with the Partnership and as an ordinary ongoing business or must enter into and engage in such business with Marriott system hotels or hotel owners generally and not exclusively with the Partnership;

(b) any such agreement, contract or arrangement must be fair to the Partnership, and reflect commercially reasonable terms and shall be embodied in a written contract which precisely describes the subject matter thereof and all compensation to be paid therefor;

(c) no rebates or give-ups may be received by the General Partner or any affiliate, nor may the General Partner or any affiliate participate in any reciprocal business arrangements which would have the effect of circumventing any of the provisions of the Partnership Agreement;

(d) no such agreement, contract or arrangement as to which the limited partners had previously given approval may be amended in such manner as to increase the fees or other compensation payable to the General Partner or any affiliate or to decrease the responsibilities or duties of the General Partner or any affiliate in the absence of the consent of the limited partners holding a majority of the Units (excluding those Units held by the General Partner or certain of its affiliates); and

(e) any such agreement, contract or arrangement which relates to or secures any funds advanced or loaned to the Partnership by the General Partner or any affiliate must reflect commercially reasonable terms.

Employees

Neither the General Partner nor the Partnership has any employees. Host Marriott provides the services of certain employees (including the General Partner's executive officers) of Host Marriott to the Partnership and the General Partner. The Partnership and the General Partner anticipate that each of the executive officers of the General Partner will generally devote a sufficient portion of his or her time to the business of the Partnership. However, each of such executive officers also will devote a significant portion of his or her time to the business of Host Marriott and its other affiliates. No officer or director of the General Partner or employee of Host Marriott devotes a significant percentage of time to Partnership matters. To the extent that any officer, director or employee does devote time to the Partnership, the General Partner or Host Marriott, as applicable, is entitled to reimbursement for the cost of providing such services. See Item 11, "Management Remuneration and Transactions", for information regarding payments made to Host Marriott or its subsidiaries for the cost of providing administrative services to the Partnership. The Hotel is staffed by employees of MII.

ITEM 2.   PROPERTY

The Hotel

Location

The Atlanta Marriott Marquis is a full-service Marriott hotel. It is located on approximately 3.6 acres of land in the heart of downtown Atlanta. The Hotel is in the Peachtree Center area of Atlanta's central business district and occupies most of the block that is bordered by Baker Street to the north, Courtland Street to the east, Harris Street to the south, and Peachtree Center Avenue to the west.

Description

The Hotel opened on July 1, 1985. The 1,671 room Hotel includes 70 suites and contains over 122,000 square feet of meeting and exhibition space and five restaurants and lounges. Recreational facilities include a complimentary health club, an indoor/outdoor swimming pool, hydro-therapy pool, sundeck, steam room and sauna, a rub-down area and a game room. The Hotel features a spectacular 50-story atrium that soars to an enormous rooftop skylight.

Guest Room Renovations and Replacements

In 1991, the Hotel underwent a $6.8 million refurbishment which focused on carpeting, bedspreads, upholstery, drapes and other similar items ("Softgoods"). In 1997, the Hotel will begin a $7.0 million refurbishment of approximately half its guest rooms which will include the replacement of the Softgoods and also the dressers, chairs, beds and other furniture ("Casegoods"). The refurbishment of the remaining rooms will be provided for in conjunction with the refinancing of the Mortgage Debt or will be provided for with future years' contributions to the property improvement fund. Also in 1997 the facade repair project will be started which will entail a repair of the entire facade of the building. The project is expected to cost between $4.5 million and $11.0 million and will be funded by the Partnership pursuant to the terms of the management agreement. The project will be completed during 1998.

Competition

The primary competition for the Hotel comes from the following four first-class hotels in downtown Atlanta: (i) the 1,278 room Hyatt Regency Atlanta Hotel, (ii) the 1,222 room Hilton Atlanta & Towers Hotel, (iii) the 1,068 room Westin Peachtree Plaza Hotel and (iv) the 747 room Radisson Hotel Atlanta.

These four competitors contain an aggregate of approximately 4,315 rooms and 332,000 square feet of meeting space. In addition, other hotels in the Atlanta area compete with the Hotel; however, these differ from the Atlanta Marquis Hotel in terms of size, room rates, facilities, amenities and services offered, market orientation and/or location. As a major convention facility, the Hotel also competes with similar facilities throughout the country.

No new full-service hotels opened in the Atlanta market in 1996 and none are expected to open in 1997. However, during 1996 three limited service hotels opened representing approximately 600 additional rooms. As these hotels target a significantly different market segment, this new supply is not expected to have a significant impact on the Hotel's revenues. However, the Hotel may experience some decline in the transient business segment.

ITEM 3.   LEGAL PROCEEDINGS

Neither the Partnership, Ivy nor the Hotel is presently subject to any material litigation nor, to the General Partner's knowledge, is any material litigation threatened against the Partnership or the Hotel, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which collectively are not expected to have a material adverse effect on the business, financial condition or results of operations of the Partnership.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the limited partners in 1996 or in prior years.

                                     PART II


ITEM 5.   MARKET FOR THE PARTNERSHIP'S LIMITED PARTNERSHIP UNITS
          AND RELATED SECURITY HOLDER MATTERS

There is currently no established public trading market for the Units and it is not anticipated that a public market for the Units will develop. Transfers of Units are limited to the first day of a fiscal quarter, and are subject to approval by the General Partner and certain other restrictions. As of December 31, 1996, there were 755 holders of record of the 530 Units.

In accordance with Section 4.06 and 4.09 of the Partnership Agreement, cash available for distribution will be distributed for each fiscal year semi-annually to the partners as follows:

(i) through December 31, 1990, 1% to the General Partner and 99% to the Class A limited partners;

(ii) beginning in 1991, and continuing until the Class A limited partners and the General Partner have received cumulative distributions of sale proceeds, refinancing proceeds or proceeds from the sale of the Land other than in connection with the sale of the Hotel equal to their capital contributions, 1% to the General Partner, 80% to the Class A limited partners and 19% to the Class B limited partner; provided, however, that if the distributions made pursuant to this clause (ii) are not sufficient in any Fiscal Year to provide the General Partner and the Class A limited partners with an amount of cash available for distribution equal to an annual noncumulative 10% return on their capital contribution, the distribution to the Class B limited partner shall be reduced to the extent necessary to provide the General Partner and the Class A limited partners with such an amount; and

(iii) thereafter, 1% to the General Partner, 65% to the Class A limited partners and 34% to the Class B limited partner.

Cash available for distribution means, with respect to any fiscal period, the revenues of the Partnership from all sources during such fiscal period less (i) all cash expenditures of the Partnership during such fiscal period, including, without limitation, debt service, and any investor services fees, and (ii) such reserves as may be determined by the General Partner, in its sole discretion, to be necessary to provide for the foreseeable needs of the Partnership, but shall not include sale proceeds, refinancing proceeds or the sale of the Land other than in connection with the sale of the Hotel.

Since inception, the Partnership has distributed a total of $16,128,724 from operations (consisting primarily of ground rent paid by Ivy to the Partnership) as follows: $161,414 to the General Partner and $15,967,310 to the Limited Partners ($30,127 per limited partner Unit). In addition, as a result of the guarantees furnished by Host Marriott (formerly Marriott Corporation) in connection with the 1990 refinancing, income tax regulations issued since the formation of the Partnership require certain tax deductions previously allocable to the limited partners to be allocated instead to the General Partner. To compensate limited partners for lost value as a result of this reallocation, the limited partners have been paid a total of $4,570,720 ($8,624 per limited partner Unit) including a May 1997 distribution of $150,520 ($284 per limited partner Unit) by the General Partner. These contributions were intended to compensate the limited partners for lost value as a result of this reallocation of tax losses.

On October 31, 1995, the Partnership made an interim distribution solely from ground rent paid to the Partnership of $1,664,950 as follows: $16,650 to the General Partner and $1,648,300 to the limited partners ($3,110 per Unit). On April 15, 1996, the Partnership made a final distribution solely from 1995 ground rent paid to the Partnership of $814,810 as follows: $8,150 to the General Partner and $806,660 to the limited partners ($1,522 per Unit).

On October 31, 1994, the Partnership made an interim distribution solely from ground rent paid to the Partnership of $1,111,930 as follows: $11,120 to the General Partner and $1,100,810 to the limited partners ($2,077 per Unit). On April 17, 1995, the Partnership made a final distribution solely from 1994 ground rent paid to the Partnership of $683,110 as follows: $6,830 to the General Partner and $676,280 to the limited partners ($1,276 per Unit).

Future cash distributions will be dependent upon the outcome of the debt refinancing. No distributions of sale proceeds, refinancing proceeds or proceeds from the sale of the Land have been made since inception.


ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data presents historical operating information for the Partnership for each of the five years ended December 31, 1996 (in thousands, except per Unit amounts):

                                                   1996             1995             1994             1993             1992
                                               ------------     ------------     ------------     ------------     ------------
Hotel revenues*..............................  $     38,654     $     34,831     $     32,201     $     29,563     $     26,441
                                               ============     ============     ============     ============     ============

Net income (loss)............................  $      2,543     $       (413)    $     (3,073)    $     (5,935)    $     (9,020)
                                               ============     ============     ============     ============     ============

Net income (loss) per limited partner
    Unit (530 Units).........................  $      4,751     $       (772)    $     (5,740)    $    (11,087)    $    (16,849)
                                               ============     ============     ============     ============     ============

Total assets.................................  $    181,508     $    175,963     $    179,821     $    186,138     $    188,534
                                               ============     ============     ============     ============     ============

Total liabilities............................  $    239,047     $    235,226     $    236,324     $    237,679     $    232,543
                                               ============     ============     ============     ============     ============

Cash distributions per limited partner
    Unit (530 Units).........................  $         --     $      4,632     $      3,353     $      3,235     $      2,949
                                               ============     ============     ============     ============     ============

Payment due to Reallocation of
Tax Losses...................................  $        284     $          0     $          0     $        844     $      1,411
                                               ============     ============     ============     ============     ============

    * Hotel revenues represent house profit of Ivy's Hotel since Ivy has delegated substantially all of the operating decisions related to the generation of house profit of the Hotel to the Manager. House profit reflects hotel operating results which flow to Ivy as property owner and represents gross Hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes, equipment rent and certain other costs, which are disclosed separately in the consolidated statement of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

The Partnership's financing needs have been historically funded through loan agreements with independent financial institutions. The General Partner believes that the Partnership's ability to continue to conduct its operations in the ordinary course of business is contingent upon the General Partner's ability to successfully refinance the Partnership's Mortgage Debt.

Mortgage Debt

As of December 31, 1996, the Atlanta Marriott Marquis Limited Partnership (the "Partnership") debt consists of a $215,574,000 nonrecourse mortgage note (the "Mortgage Debt"). Interest accrues on the Mortgage Debt at a fixed rate of 10.3% and interest only is paid semiannually in arrears. The cash payment rate on the Mortgage Debt is 10.17% until maturity on July 10, 1997. The difference between the cash payment rate and the accrual rate ("Deferred Interest") is added to the balance of the Mortgage Debt. Deferred Interest added to the Mortgage Debt totalled $16.5 million and $14.7 million at December 31, 1996 and 1995, respectively. The Mortgage Debt was funded with the proceeds of a secured note offering. The Notes consist of $159 million of Senior Secured Notes and $40 million of Subordinated Secured Notes. In addition, the Mortgage Debt was issued at a discount of $2.5 million which has been fully amortized.

The Partnership's mortgage debt matures on July 10, 1997 with approximately $217 million due at that time. The General Partner is continuing its efforts to refinance the Mortgage Debt upon maturity and expects to enter into a commitment from a prospective lender during the upcoming weeks. Based on the General Partner's experience with recent partnership refinancings, the refinanced debt will likely require significant amortization of principal in addition to interest; the Partnership's debt service payments are currently for interest only. It is difficult to predict the term, but the General Partner anticipates the refinanced term will be for approximately seven to fifteen years with an interest rate of Treasuries plus 2-3% and require principal amortization over a 20 or 25 year schedule. In addition, it is likely that the refinanced mortgage debt may be split into two tranches: one "senior" tranche which would be secured by the assets of the Hotel and a "junior" tranche which would be secured only by Partnership equity and therefore carry a significantly higher interest rate. Alternatives being considered for the funding of the "junior" tranche include either a preferred equity infusion or a participating loan. The combination of these two factors is expected to result in an increased annual debt service obligation when compared to the existing Mortgage Debt. There can be no assurance that a successful refinancing will be achieved. Failure to refinance the Mortgage Debt could lead to a foreclosure of the Hotel.

The Mortgage Debt is currently supported by certain guarantees provided by Host Marriott. Host Marriott has agreed to advance up to $50 million to cover interest and principal shortfalls (respectively, the "Interest Guarantee" and "Principal Guarantee"). Should cash flow from operations be insufficient to fund fully interest due, $20 million is available under the Interest Guarantee through loan maturity. The $30 million Principal Guarantee is available at maturity or in case of a sale, refinancing or acceleration of the principal amount of the underlying notes resulting from an Event of Default. To the extent the Interest Guarantee is not used, it becomes available as a Principal Guarantee. There are no amounts outstanding under either the Interest Guarantee or the Principal Guarantee. On March 24, 1994, the note holders voted to accept Marriott International, Inc. ("MII") as a back-up guarantor and effective December 21, 1994, the agreement was finalized. MII, as back-up guarantor, will be required to perform the obligations under the guarantees in the unlikely event that Host Marriott fails to do so.

Host Marriott had guaranteed up to $33 million of the original debt (the "Commitment") under which Host Marriott was obligated to make certain required debt service payments and restore any cash flow deficits to the extent that Partnership Cash Flow, as defined, was insufficient. Pursuant to the terms of the Mortgage Debt, the Commitment was modified to fund only furniture, fixtures and equipment expenditures and ground rent shortfalls. Any interest, principal or guarantee loans made at a time when the Commitment has not been fully funded shall reduce, dollar for dollar, but not below zero, the remaining unfunded amount of the Commitment. Advances under the Principal Guarantee, Interest Guarantee and Commitment (the "Host Marriott Guarantee") up to the cumulative funding of $33 million do not bear interest. Amounts advanced in excess of $33 million accrue interest at 1% over the prime rate. As of December 31, 1996 and 1995, $20.1 million was outstanding under the Commitment. There were no Commitment repayments made in 1996 as all cash flow was reserved in anticipation of the upcoming refinancing.

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from Hotel operations. Its principal uses of cash are to pay debt service on the Partnership's Mortgage Debt, to make guarantee repayments, to fund the property improvement fund and to make distributions to the partners. Cash provided from Hotel operations was $9.9 million, $10.1 million, and $5.6 million for the years ended December 31, 1996, 1995 and 1994, respectively. The Partnership paid $20.4 million, $20.4 million and $19.7 million of interest on the Mortgage Debt for the years ended December 31, 1996, 1995, and 1994, respectively. No guarantee repayments to Host Marriott were made in 1996. The Partnership made guarantee repayments of $3.5 million and $2.7 million for the years ended December 31, 1995 and 1994, respectively. Contributions to the property improvement fund for the years ended December 31, 1996, 1995, and 1994, were $4.1 million, $3.3 million, and $3.0 million, respectively. Distributions to partners were $800,000 in 1996, $2.3 million in 1995 and $1.9 million in 1994.

In 1996, the General Partner established a reserve in anticipation of the costs which will be incurred to refinance the Mortgage Debt. Though these costs are not currently estimable, based on the General Partner's experience with other partnerships, they are expected to be substantial. These costs include lender property appraisals, legal expenses, bank fees, environmental studies and other transaction costs. The reserve is being funded from 1996 ground rent paid to the Partnership, as well as any 1997 ground rent received up to debt maturity. In addition, Ivy is also reserving all cash flow in excess of ground rent for owner funded capital needs of the Hotel. The 1996 capital expenditure budget identified approximately $3.5 million of capital expenditure projects which are to funded by the Partnership pursuant to the terms of the management agreement. Any cash held in excess of the actual costs of these projects will be reserved to provide for additional financing costs. As of December 31, 1996, the reserve for refinancing costs totals $4.6 million, while the reserve for the capital needs of the Hotel is approximately $3.5 million. Based upon current forecasts, the reserves established will be sufficient to cover the estimated refinancing costs as well as the expected capital needs of the Hotel.

Property Improvement Fund

The Partnership is required to maintain the Hotel in good repair and condition. The management agreement provides for the establishment of a property improvement fund to cover the cost of non-routine repairs and maintenance and renewals and replacements to the Hotel's property and equipment. Contributions to the fund for 1994 through June of 1995 were 4% of Hotel gross sales and increased to 5% thereafter. Currently, the funds available in the property improvement fund are sufficient for the scheduled $7.0 million rooms refurbishment for approximately half of the Hotel's rooms. However, the reserve is not sufficient to fund a refurbishment for the remaining rooms. The General Partner expects that the funds for the refurbishment of the remaining rooms will be provided for in conjunction with the refinancing of the Mortgage Debt or will be provided for with future years' contributions to the property improvement fund.

RESULTS OF OPERATIONS

1996 Compared to 1995:

Hotel Revenues. Hotel revenues for 1996 increased 11% to $38.7 million from $34.8 million in 1995. The increase in revenues is the result of a 9% increase in REVPAR. REVPAR increased due to a 14% increase in average room rate to approximately $130 partially offset by a 3.7 percentage point decrease in average occupancy to the high-60's. The decline in average occupancy is primarily due to a significant decline in occupancy throughout the Atlanta market in the months prior to and subsequent to the Olympic Games. While there were many benefits to the media focus on the city, the coverage of the preparation for the Olympic Games also acted as a deterrent to many potential visitors as people avoided the city believing it to be in a perpetual state of construction. However, the Hotel was able to more than offset this decline by maximizing its average room rate during the Games. During the 17-day Centennial Olympic Games, the Hotel hosted the "Olympic Family" which was comprised of the International Olympic Committee, the Atlanta Committee for the Olympic Games and federations from each of the participating countries.

No new full-service hotels opened in the Atlanta market in 1996 and none are expected to open in 1997. However, during 1996 three limited service hotels opened representing approximately 600 additional rooms. As these hotels target a significantly different market segment, this new supply is not expected to have a significant impact on the Hotel's revenues. However, the Hotel may experience some decline in the transient business segment. Hotel management is optimistic about the coming year as the Hotel will look to improve the overall guest experience at the Hotel through a renewed commitment to customer service. In addition, the Hotel will begin a $7.0 million rooms refurbishment of approximately half of the Hotel's rooms in the latter part of the year. In 1997 Hotel management will look to increase occupancy by employing a number of new marketing efforts including a quarterly mailing targeting group meeting planners, as well as a direct mail campaign to transient customers highlighting the Hotel features that would enhance their overall experience.

Depreciation. Depreciation decreased $1.1 million, or 16%, in 1996 when compared to 1995 due to a portion of the Hotel's furniture and equipment becoming fully depreciated in 1995.

Incentive Management Fees. In 1996, $2.0 million of incentive management fees were earned as compared to $1.0 million earned in 1995. The increase in incentive management fees earned was the result of improved Hotel operating results resulting in certain cash flow priorities having been met.

Equipment Rent and Other. Equipment rent and other increased $460,000 due to the inclusion of a property tax credit in 1995 results which did not occur in 1996.

Net Income (Loss). In 1996, the Partnership had net income of $2.5 million, an increase of $2.9 million over 1995's net loss of $400,000. This increase was primarily due to higher Hotel revenues.

1995 Compared to 1994:

Hotel Revenues. Hotel revenues for 1995 increased to $34.8 million from $32.2 million in 1994. The increase in revenues is primarily the result of a 3% increase in REVPAR combined with a $1.3 million increase in food and beverage profits. REVPAR increased due to a 6% increase in average room rate to approximately $115 partially offset by a 1.8 percentage point decrease in occupancy to the low-70's. Food and beverage profit margins increased 3.4 percentage points due to a large increase in catering sales, a reduction in labor costs, and a shift in banquet sales from lower margin outside banquet sales to higher margin in-house banquet sales.

Depreciation. Depreciation decreased $.9 million, or 11%, in 1995 when compared to 1994 due to a portion of the Hotel's furniture and equipment becoming fully depreciated in 1994.

Incentive Management Fees. In 1995, $1.0 million of incentive management fees were earned as compared with no incentive management fees earned in 1994. The increase in incentive management fees earned was the result of improved Hotel operating results resulting in certain cash flow priorities having been met.

Net Income (Loss). In 1995, the Partnership had a net loss of $.4 million, a decrease of $2.6 million over 1994's net loss of $3.0 million. This decrease was primarily due to higher Hotel revenues.

Inflation

The rate of inflation has been relatively low and accordingly, has not had a significant impact on the Partnership's operating results. However, the Hotel's room rates and occupancy levels are sensitive to inflation. MII is generally able to pass through increased costs to customers through higher room rates. Forward-Looking Statements

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership, believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index                                                               Page
     -----                                                               ----

     Report of Independent Public Accountants...........................   14

     Consolidated Statement of Operations...............................   15

     Consolidated Balance Sheet.........................................   16

     Consolidated Statement of Changes in Partners' Deficit.............   17

     Consolidated Statement of Cash Flows...............................   18

     Notes to Consolidated Financial Statements.........................   19

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


--------------------------------------------------------------------------------

TO THE PARTNERS OF ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheet of Atlanta Marriott Marquis Limited Partnership (a Delaware limited partnership) and Ivy Street Hotel Limited Partnership, its majority-owned subsidiary partnership, as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the General Partner's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlanta Marriott Marquis Limited Partnership and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 6 to the financial statements, the Partnership's mortgage debt matures on July 10, 1997. This raises substantial doubt about its ability to continue as a going concern. The Partnership's plans in regard to this matter are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index at Item 14(a)(2) (Schedule III Real Estate and Accumulated Depreciation) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                           ARTHUR ANDERSEN LLP


Washington, D.C.
March 28, 1997
(except for the matter discussed in Note 9, as to which the date is August 15,
 1997)

CONSOLIDATED STATEMENT OF OPERATIONS

Atlanta Marriott Marquis Limited Partnership and Subsidiary
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands, except per Unit amounts)
--------------------------------------------------------------------------------


                                                                              1996          1995          1994
                                                                           ----------    ----------    ----------
REVENUES
   Hotel (Note 3).....................................................     $   38,654    $   34,831    $    32,201
   Interest income....................................................            651           529            349
                                                                           ----------    ----------    -----------
                                                                               39,305        35,360         32,550
                                                                           ----------    ----------    -----------

OPERATING COSTS AND EXPENSES
   Interest...........................................................         22,890        22,712         22,493
   Depreciation.......................................................          5,525         6,608          7,464
   Property taxes.....................................................          2,858         2,692          2,784
   Base management fee................................................          2,654         2,435          2,337
   Incentive management fee...........................................          2,018           969             --
   Equipment rent and other...........................................            817           357            545
                                                                           ----------    ----------    -----------
                                                                               36,762        35,773         35,623
                                                                           ----------    ----------    -----------

NET INCOME (LOSS).....................................................     $    2,543    $     (413)   $    (3,073)
                                                                           ==========    ==========    ===========

ALLOCATION OF NET INCOME (LOSS)
   General Partner.....................................................    $       25    $       (4)   $       (31)
   Limited Partners....................................................         2,518          (409)        (3,042)
                                                                           ----------    ----------    -----------
                                                                           $    2,543    $     (413)   $    (3,073)
                                                                           ==========    ==========    ===========
NET INCOME (LOSS) PER LIMITED PARTNER UNIT
   (530 Units).............................................................$    4,751    $     (772)   $    (5,740)
                                                                           ==========    ==========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEET

Atlanta Marriott Marquis Limited Partnership and Subsidiary
December 31, 1996 and 1995
(in thousands)
--------------------------------------------------------------------------------

                                                                                            1996          1995
                                                                                         ----------    -------
ASSETS
   Property and equipment, net...................................................        $  162,111    $   164,194
   Amounts held by Marriott International, Inc...................................             3,490            874
   Working capital and supplies held by Marriott International, Inc..............             2,900          2,900
   Property improvement fund.....................................................             6,864          5,822
   Deferred financing costs, net of accumulated amortization.....................               542          1,163
   Cash and cash equivalents.....................................................             5,601          1,010
                                                                                         ----------    -----------

                                                                                        $   181,508    $   175,963
                                                                                        ===========    ===========
LIABILITIES AND PARTNERS' DEFICIT
   LIABILITIES
      Mortgage debt..............................................................       $   215,574    $   213,743
      Due to Host Marriott under Original Debt Service Guarantee and Commitment..            20,134         20,134
      Due to Marriott International, Inc.........................................             3,030          1,064
      Accounts payable and accrued expenses......................................               309            285
                                                                                         ----------    -----------

        Total Liabilities........................................................           239,047        235,226
                                                                                         ----------    -----------

   PARTNERS' DEFICIT
      General Partner
        Capital contributions....................................................               536            536
        Capital distributions....................................................              (165)          (157)
        Cumulative net losses....................................................              (885)          (910)
                                                                                         ----------    -----------

                                                                                               (514)          (531)
                                                                                         ----------    -----------
      Limited Partners
        Capital contributions, net of offering costs of $6,430...................            46,570         46,570
        Capital distributions....................................................           (15,982)       (15,171)
        Cumulative net losses....................................................           (87,613)       (90,131)
                                                                                         ----------    -----------

                                                                                            (57,025)       (58,732)
                                                                                         ----------    -----------

        Total Partners' Deficit..................................................           (57,539)       (59,263)
                                                                                         ----------    -----------

                                                                                         $  181,508    $   175,963
                                                                                         ==========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN
PARTNERS' DEFICIT


Atlanta Marriott Marquis Limited Partnership and Subsidiary
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)
--------------------------------------------------------------------------------

                                                                           General        Limited
                                                                           Partner       Partners         Total
                                                                           -------       --------         -----

Balance, December 31, 1993..........................................     $     (454)    $   (51,087)   $   (51,541)

   Capital distributions............................................            (19)         (1,870)        (1,889)

   Net loss.........................................................            (31)         (3,042)        (3,073)
                                                                         ----------     -----------    -----------

Balance, December 31, 1994..........................................           (504)        (55,999)       (56,503)

   Capital distributions............................................            (23)         (2,324)        (2,347)

   Net loss.........................................................             (4)           (409)          (413)
                                                                         ----------     -----------    -----------

Balance, December 31, 1995..........................................           (531)        (58,732)       (59,263)

   Capital distributions............................................             (8)           (811)          (819)

   Net income.......................................................             25           2,518          2,543
                                                                         ----------     -----------    -----------

Balance, December 31, 1996..........................................     $     (514)    $   (57,025)   $   (57,539)
                                                                         ==========     ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CASH FLOWS

Atlanta Marriott Marquis Limited Partnership and Subsidiary
For the Years Ended December 31, 1996, 1995 and 1994
(in thousands)
--------------------------------------------------------------------------------

                                                                              1996           1995          1994
                                                                          ------------   -----------   ------------
OPERATING ACTIVITIES
   Net income (loss)...................................................   $      2,543   $      (413)  $     (3,073)
   Noncash items:
      Depreciation ....................................................          5,525         6,608          7,464
      Deferred interest................................................          1,831         1,654          2,765
      Amortization of financing costs as interest......................            621           619            633
      (Gain) loss on disposition of assets.............................             (1)           64             (3)
   Changes in operating accounts:
      Accounts payable and accrued expenses............................             24          (178)        (1,207)
      Due from Marriott International, Inc.............................         (2,616)          782           (764)
      Due to Marriott International, Inc...............................          1,966           926           (213)
                                                                          ------------   -----------   ------------

          Cash provided by operating activities........................          9,893        10,062          5,602
                                                                          ------------   -----------   ------------

INVESTING ACTIVITIES
   Additions to property and equipment, net............................         (3,444)       (2,643)        (1,531)
   Change in property improvement fund.................................         (1,039)       (1,097)        (1,568)
                                                                          ------------   -----------   ------------

          Cash used in investing activities............................         (4,483)       (3,740)        (3,099)
                                                                          ------------   -----------   ------------

FINANCING ACTIVITIES
   Capital distributions...............................................           (819)       (2,347)        (1,889)
   Repayments under Original Debt Service Guarantee and Commitment                  --        (3,500)        (2,700)
                                                                          ------------   -----------   ------------

          Cash used in financing activities............................           (819)       (5,847)        (4,589)
                                                                          ------------   -----------   ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................          4,591           475         (2,086)

CASH AND CASH EQUIVALENTS at beginning of year.........................          1,010           535          2,621
                                                                          ------------   -----------   ------------

CASH AND CASH EQUIVALENTS at end of year...............................   $      5,601   $     1,010   $        535
                                                                          ============   ===========   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid for mortgage interest.....................................   $     20,438   $    20,438   $     19,706
                                                                          ============   ===========   ============

        The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Atlanta Marriott Marquis Limited Partnership and Subsidiary
December 31, 1996 and 1995
--------------------------------------------------------------------------------


NOTE 1.   THE PARTNERSHIP

Description of the Partnership

Atlanta Marriott Marquis Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on May 28, 1985 (the "Closing Date"), to (i) acquire an 80% general partnership interest in the Ivy Street Hotel Limited Partnership ("Ivy"), a partnership between John C. Portman, Jr. ("Portman") and Host Marriott Corporation ("Host Marriott") that was formed to develop, own and operate the 1,671-room Atlanta Marriott Marquis Hotel (the "Hotel"), and (ii) purchase from Ivy the parcel of land (the "Land") on which the Hotel is located. The sole general partner of the Partnership, with a 1% interest, is Marriott Marquis Corporation (the "General Partner"), a wholly owned direct subsidiary of Host Marriott. On December 29, 1995, Host Marriott's operations were divided into two separate companies: Host Marriott and Host Marriott Services Corporation. Marriott International, Inc. serves as the Manager of the Hotel (the "Manager").

On the Closing Date, 530 Class A limited partnership interests of $100,000 per Unit ("Unit") were sold in a private placement. The General Partner made a capital contribution of $536,000 on May 28, 1985 for its 1% general partnership interest. In addition, the General Partner acquired a Class B limited partnership interest without making any additional capital contribution.

The Partnership purchased its 80% general partnership interest in Ivy from Host Marriott for a total price of $28.8 million. The Partnership also acquired the Land from Ivy for $10 million in a separate transaction. The Partnership subsequently leased the Land to Ivy under a 99-year lease with rentals based primarily on Hotel sales.

Partnership Allocations and Distributions

Ivy generally allocates operating income, gains and losses, deductions and cash available for distribution, 80% to the Partnership and 20% to Portman. However, the first $1 million plus 3% of annual gross room sales of annual cash available for distribution from Ivy was paid to the Partnership through December 31, 1994. Thereafter, an amount equal to 5% of annual gross room sales will be paid to the Partnership from annual cash available for distribution from Ivy unless Ivy exercises its option to repurchase the Land.

During 1990, the Partnership determined that the probability of collecting the minority interest receivable from Portman was remote. Thus, the Partnership wrote off this receivable which totaled $3,542,000 and began recording 100% of the losses of Ivy. In future years, if the Partnership records income, 100% of the income will be allocated to the Partnership until such excess income allocated to the Partnership equals the excess losses previously recorded by the Partnership. Thereafter, any income would be allocated 80% to the Partnership and 20% to Portman. As of December 31, 1996 and 1995, excess losses recognized by the Partnership were $50,000 and $581,000, respectively. Partnership net losses, as defined, are generally allocated as follows:

(i) through December 31, 1990, 1% to the General Partner and 99% to the Class A limited partners;

(ii) beginning in 1991 and continuing until the Class A limited partners and the General Partner have received sale or refinancing proceeds ("Capital Receipts") equal to their total cumulative capital contributions ("Original Capital"), 1% to the General Partner, 80% to the Class A limited partners and 19% to the Class B limited partner; and

(iii) thereafter, 1% to the General Partner, 65% to the Class A limited partners and 34% to the Class B limited partner.

These allocations may be subject to certain special allocations of net profit or net loss to the General Partner required by Federal income tax regulations.

Cash Available for Distribution, as defined, generally will be distributed semi-annually as follows:

(i) through December 31, 1990, 1% to the General Partner and 99% to the Class A limited partners;

(ii) beginning in 1991, and continuing until the Class A limited partners and the General Partner have received distributions of Capital Receipts equal to their Original Capital, 1% to the General Partner, 80% to the Class A limited partners and 19% to the Class B limited partner; and

(iii) thereafter, 1% to the General Partner, 65% to the Class A limited partners and 34% to the Class B limited partner. However, until the General Partner and the Class A limited partners have received a return of their Original Capital through distributions of Capital Receipts, the Class B limited partner will subordinate its cash distributions to an annual non-cumulative 10% return on Original Capital to the General Partner and the Class A limited partners.

Net profits, as defined, generally are allocated in the same ratio as Cash Available for Distribution. Excess net profits will then be applied to offset prior net losses in excess of the partners' remaining invested capital. Notwithstanding the above allocations, the Partnership Agreement provides for specific allocation to the partners of gain realized and proceeds received by the Partnership upon sale, condemnation or other disposition of the Hotel or assets of the Partnership. In addition, the Partnership Agreement provides for specific allocations of any excess refinancing or land sale proceeds.


NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Partnership's records are maintained on the accrual basis of accounting and its fiscal year coincides with the calendar year. The Partnership's financial statements consolidate the financial statements of Ivy, its majority-owned subsidiary partnership. All material intercompany transactions, including the land lease between the Partnership and Ivy described in Note 8, have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenues and Expenses

Hotel revenues represent house profit of Ivy's Hotel since Ivy has delegated substantially all of the operating decisions related to the generation of house profit of the Hotel to the Manager. House profit reflects hotel operating results which flow to Ivy as property owner and represents gross Hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes, equipment rent and certain other costs, which are disclosed separately in the consolidated statement of operations.

Property and Equipment

Property and equipment is recorded at cost which includes interest, rent and real estate taxes incurred during development. Ivy sold the Land to the Partnership for $2.6 million less than its carrying value. This amount is being amortized over the life of the lease (99 years). Depreciation is computed using the straight-line method over the following estimated useful lives of the assets, less a 10% residual value on the original building costs:

             Building and improvements          50 years
             Furniture and equipment       3 to 20 years

All land, property and equipment is pledged as security for the mortgage debt described in Note 6.

The Partnership assesses impairment of its real estate property based on whether estimated undiscounted future cash flows for the property will be less than its net book value. If the property is impaired, its basis is adjusted to fair market value.

Deferred Financing Costs

Financing costs incurred in connection with obtaining the mortgage debt have been deferred and are being amortized using the straight-line method, which approximates the effective interest rate method, over three to ten years. Accumulated amortization of the deferred financing costs totaled $4,090,000 and $3,469,000 at December 31, 1996 and 1995, respectively.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with a maturity of three months or less at date of purchase to be cash equivalents.

Income Taxes

Provision for Federal and state income taxes has not been made in the accompanying financial statements since the Partnership does not pay income taxes but rather allocates its profits and losses to the individual partners. There are significant differences between the net income/loss reported in these financial statements and the net income/loss determined for income tax purposes. These differences are due primarily to the use, for tax purposes, of accelerated depreciation methods and shorter depreciable lives for the assets, the timing of the recognition of incentive management fee expense and the treatment of the minority interest receivable for income tax purposes. As a result of these differences, the excess of the tax basis in net Partnership liabilities and the net liabilities reported in the accompanying financial statements is $72,111,000 and $67,967,000 as of December 31, 1996 and 1995, respectively.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

New Statement of Financial Accounting Standards

In the first quarter of 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Adoption of SFAS No. 121 did not have an effect on its financial statements.


NOTE 3.   REVENUES

Revenues consist of Hotel operating results for the three years ended December 31 (in thousands):


                                                                        1996           1995            1994
                                                                    -----------    -----------     -----------
HOTEL SALES
  Rooms........................................................     $    56,115    $    50,515     $    48,982
  Food and beverage............................................          25,968         25,379          23,920
  Other........................................................           6,381          5,277           4,987
                                                                    -----------    -----------     -----------
                                                                         88,464         81,171          77,889
                                                                    -----------    -----------     -----------
HOTEL EXPENSES
  Departmental direct costs
    Rooms......................................................          11,508         10,821          11,156
     Food and beverage.........................................          18,003         17,289          17,092
  Other hotel operating expenses...............................          20,299         18,230          17,440
                                                                    -----------    -----------     -----------
                                                                         49,810         46,340          45,688
                                                                    -----------    -----------     -----------
REVENUES........................................................    $    38,654    $    34,831     $    32,201
                                                                    ===========    ===========     ===========

NOTE 4.   PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of December 31 (in thousands):

                                                         1996           1995
                                                     -----------    -----------

Leased land acquisition costs and land..........     $    12,617    $    12,617
Building and improvements.......................         182,597        181,806
Furniture and equipment.........................          34,142         33,457
                                                     -----------    -----------
                                                         229,356        227,880
                                                     -----------    -----------

Less accumulated depreciation...................         (67,245)       (63,686)
                                                     -----------    -----------

                                                     $   162,111    $   164,194
                                                     ===========    ===========


NOTE 5.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments are shown below. The fair values of financial instruments not included in this table are estimated to be equal to their carrying amounts:


                                                      As of December 31, 1996             As of December 31, 1995
                                                     ----------------------------       -------------------------
                                                                        Estimated                        Estimated
                                                     Carrying             Fair          Carrying           Fair
                                                      Amount              Value          Amount            Value
                                                     --------           ---------       --------         ---------
                                                             (in thousands)                   (in thousands)
Mortgage debt                                        $  215,574         $ 215,574       $  213,743       $  213,743
Due to Host Marriott under Original Debt
   Service Guarantee and Commitment                  $   20,134         $  14,300       $   20,134       $    7,114
Incentive management fees due to
   Marriott International, Inc.                      $    2,987         $      --       $      969       $      208

The estimated fair value of the mortgage debt is based on the expected future debt service payments discounted at estimated market rates adjusted for the presence of the Principal and Interest Guarantees, as defined in Note 6. The Host Marriott liability and the incentive management fees due are valued based on the expected future payments from operating cash flow discounted at risk-adjusted rates.

NOTE 6.   MORTGAGE DEBT

As of December 31, 1996, the Partnership's mortgage debt consists of a $215,574,000 nonrecourse mortgage note of Ivy (the "Mortgage Debt"). Interest accrues on the Mortgage Debt at a fixed rate of 10.3%. Interest only is payable semi-annually in arrears. The cash payment rate is 10.17% until maturity on July 10, 1997. The difference between the cash payment rate and the accrual rate ("Deferred Interest") is added to the balance of the Mortgage Debt. The cumulative Deferred Interest added to the Mortgage Debt totaled $16.5 million and $14.7 million at December 31, 1996 and 1995, respectively. The Mortgage Debt was funded with the proceeds of a secured note offering. The Notes consist of $159 million of Senior Secured Notes and $40 million of Subordinated Secured Notes. In addition, the Mortgage Debt was issued at a discount of $2.5 million which was amortized as interest expense through March 24, 1991.

The General Partner is currently attempting to refinance the Mortgage Debt which matures on July 10, 1997. In conjunction with the refinancing, the Partnership is expected to incur significant refinancing costs which will be funded from Partnership cash reserves. The refinanced debt will likely require significant amortization of principal in addition to interest; the Partnership's debt service payments are currently for interest only. There can be no assurance that a successful refinancing will be achieved. Failure to refinance the debt could lead to a foreclosure of the Hotel.

The Mortgage Debt is supported by certain guarantees provided by Host Marriott. Host Marriott has agreed to advance up to $50 million to cover interest and principal shortfalls (respectively, the "Interest Guarantee" and the "Principal Guarantee") on the Mortgage Debt. Should cash flow from operations be insufficient to fully fund interest due, $20 million is available under the Interest Guarantee through loan maturity. The $30 million Principal Guarantee is available at maturity or in case of a sale, refinancing or acceleration of the principal amount of the underlying notes resulting from an Event of Default, as defined. To the extent the Interest Guarantee is not used, it becomes available as an additional Principal Guarantee. There are no amounts outstanding under either the Interest Guarantee or the Principal Guarantee. No amounts have been funded under the Principal Guarantee.

Host Marriott had guaranteed up to $33 million of the original debt (the "Original Debt Service Guarantee" and the "Commitment") under which Host Marriott was obligated to make certain required debt service payments and restore any cash flow deficits to the extent that Partnership cash flow, as defined, was insufficient. Pursuant to the terms of the Mortgage Debt, the Commitment was modified to fund only certain furniture, fixtures and equipment expenditures and ground rent shortfalls. Any interest, principal or guarantee loans made at a time when the Commitment has not been fully funded shall reduce, dollar for dollar, but not below zero, the remaining unfunded amount of the Commitment. Advances under the Principal Guarantee, Interest Guarantee and Original Debt Service Guarantee and Commitment up to cumulative fundings of $33 million do not bear interest. Amounts advanced in excess of $33 million accrue interest at 1% over the prime rate. As of December 31, 1996 and 1995, the Partnership had $20.1 million due to Host Marriott under the Commitment.

On March 24, 1994, the note holders of the Mortgage Debt voted to accept the Manager as a back-up guarantor and on December 21, 1994, the agreement was finalized. The Manager, as back-up guarantor, will be required to perform the obligations under the guarantees in the event that Host Marriott fails to do so.

NOTE 7.   HOTEL MANAGEMENT AGREEMENT

Ivy entered into a hotel management agreement (the "Agreement") with the Manager to manage the Hotel for a term of 25 years, renewable at Ivy's or the Manager's option for five additional 10-year terms. The Manager is entitled to compensation for its services in the form of a base management fee equal to 3% of gross sales. Base management fees paid in 1996, 1995 and 1994 were $2,654,000, $2,435,000 and $2,337,000, respectively.

In addition, the Manager earns an incentive management fee equal to 50% of assumed net cash flow of the Hotel, as defined. However, once total cumulative incentive management fees reach an amount equal to or greater than 20% of total cumulative Hotel profit, as defined, the Manager will earn an incentive management fee equal to the average of (i) 50% of assumed net cash flow and (ii) 20% of Hotel profit. The incentive management fee is paid out of cash flow available for incentive management fee, as defined, and is subordinated to the Mortgage Debt, guarantee repayments and rent under the Land lease. Any incentive management fees earned but not paid will be deferred without interest and paid out of the first cash flow available for the incentive management fee. As of December 31, 1996 and 1995, $2,018,000 and $969,000, respectively, in incentive management fees have been earned. Through December 31, 1996, no incentive management fees have ever been paid. Deferred incentive management fees for the years ended December 31, 1996 and 1995 were $2,987,000 and $969,000, respectively, and are included in Due to Marriott International, Inc. in the accompanying financial statements. Payment of such deferred fees is not expected to occur in the near-term.

Pursuant to the terms of the Agreement, the Manager is required to furnish the Hotel with certain services ("Chain Services") which are generally provided on a central or regional basis to all domestic full-service hotels managed, owned or leased by the Manager or its subsidiaries. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all hotels in the Marriott full-service hotel system. In addition, the Hotel also participates in the Manager's Honored Guest Awards Program ("HGA"). The cost of this program is charged to all hotels in the Marriott full-service hotel system. The total amount of Chain Services and HGA costs allocated to the Hotel was $2,685,000 in 1996, $2,431,000 in 1995 and $2,202,000 in 1994.

Pursuant to the terms of the Agreement, the Partnership is required to provide the Manager with working capital and supplies to meet the operating needs of the Hotel. The Manager converts cash provided by the Partnership into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by the Manager but owned by Ivy. Upon termination of the Agreement, the working capital and supplies will be returned to the Partnership. The individual components of working capital and supplies controlled by the Manager are not reflected in the Partnership's balance sheet. As of December 31, 1996 and 1995, $3,077,000 has been provided to the Manager for working capital and supplies which is reflected as working capital and supplies held by Marriott International, Inc. in the accompanying financial statements. The supplies provided to the Manager are recorded at their estimated net realizable value. At December 31, 1996 and 1995, accumulated amortization related to the revaluation of these supplies totaled $177,000.

The Partnership is required to maintain the Hotel in good repair and condition. Pursuant to the Agreement, annual contributions to a property improvement fund provide for the replacement of furniture, fixtures and equipment. Annual contributions to the fund equalled 4% of gross Hotel sales through June 1995 and are 5% thereafter. Total contributions to the property improvement fund for the years ended December 31, 1996, 1995, and 1994 were $4,122,000, $3,302,000 and
$2,954,000, respectively.

NOTE 8.   LAND LEASE

On the Closing Date, the Partnership acquired the Land on which the Hotel is located from Ivy for $10 million. The Partnership has leased the Land to Ivy for a period of 99 years. Through 1994, Ivy paid annual rent equal to $1 million plus 3% of annual gross room sales from the Hotel in excess of $20 million, up to a maximum of $2.5 million. Beginning January 1, 1995, annual rental increased to 5% of annual gross room sales from the Hotel. Ivy has an option to repurchase the Land at any time through 1999. Through 1995, the option price was $25 million and for the ensuing four years the option price will be adjusted for changes in the Consumer Price Index. At December 31, 1996, the option price was $25,825,000. Total rentals under the lease, which were eliminated in consolidation, were $2,806,000 in 1996, $2,526,000 in 1995 and $1,869,000 in
1994.

NOTE 9.   SUBSEQUENT EVENT

On July 10, 1997 (the "Extension Date"), the Partnership and Ivy entered into a letter agreement (the "Letter Agreement") which effectively extends the maturity of the Mortgage Debt until February 2, 1998 (the "New Maturity Date"). On the Extension Date, the Partnership and Ivy were required to pay $17,590,000 representing the Deferred Interest on the Mortgage Debt in addition to the scheduled interest payment due of $10,119,000. As a result, the Mortgage Debt balance outstanding was reduced to $199,000,000. The payment of the Deferred Interest was funded from $7,200,000 of Ivy cash reserves and $10,390,000 drawn pursuant to a Host Marriott interest guarantee (the "Interest Guarantee"). Host Marriott had agreed to advance up to $50,000,000 to cover interest and principal shortfalls. Should cash flow from operations be insufficient to fund fully interest due, $20,000,000 was available under the Interest Guarantee through loan maturity. The remaining $30,000,000 was available under the Principal Guarantee. Prior to the payment of Deferred Interest in the amount of $10,390,000 on July 10, 1997, there were no amounts outstanding under either the Principal Guarantee or the Interest Guarantee. In conjunction with the extension, Host Marriott reaffirmed its obligations pursuant to these guarantees through the New Maturity Date. The Principal Guarantee is available at maturity or in case of a sale, refinancing or acceleration of the principal amount of the underlying Notes resulting from an Event of Default. To the extent the Interest Guarantee is not used, it becomes available as a Principal Guarantee. The General Partner estimates that a sale of the Hotel would generate sufficient proceeds to repay the maturing Mortgage Debt, outstanding advances from Host Marriott and cover transaction costs; therefore, no advances under the guarantees would be required.

During the term of the Letter Agreement, the Mortgage Debt continues to be nonrecourse, and will accrue interest at 12.3% per annum with interest payments due on January 10 and February 2, 1998. Additionally, all funds remitted by the Manager during the term of the extension will be held by the Partnership for the benefit of the lender. In conjunction with the Letter Agreement, Ivy paid an extension fee of $500,000 as well as approximately $410,000 representing costs and expenses related to the transaction. It is expected that cash flow from operations will provide adequate funds to meet the scheduled interest payments. The General Partner is continuing its efforts to refinance the Mortgage Debt upon or prior to the New Maturity Date and expects to enter into a commitment with a prospective lender during the upcoming weeks.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The Partnership has no directors or officers. The business policy making functions of the Partnership are carried out through the directors and executive officers of Marriott Marquis Corporation, the General Partner, who are listed below:

                                                                                      Age at
Name                                          Current Position                    December 31, 1996
--------------------------     ----------------------------------------------     -----------------
Bruce F. Stemerman             President and Director                                   41
Robert E. Parsons, Jr.         Director                                                 41
Christopher G. Townsend        Vice President, Director and Assistant Secretary         49
Patricia K. Brady              Vice President and Chief Accounting Officer              35
Bruce D. Wardinski             Treasurer                                                36



Business Experience

Bruce F. Stemerman was elected President of the General Partner in June 1997. He has been a Director General Partner since October 1993 and was Chief Accounting Officer of the General Partner, as well as Vice President--Finance from October 1993 to June 1997. Mr. Stemerman joined Host Marriott Corporation in 1989 as Director--Partnership Services. He was promoted to Vice President--Lodging Partnerships in 1994 and became Senior Vice President--Asset Management in 1996. Prior to joining Host Marriott, Mr. Stemerman spent ten years with Price Waterhouse. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Robert E. Parsons, Jr. was elected Director of the General Partner in September 1988. Mr. Parsons joined Host Marriott's Corporate Financial Planning staff in 1981, was made Director-Project Finance of Host Marriott's Treasury Department in 1984, and in 1986 he was made Vice President-Project Finance of Host Marriott's Treasury Department. He was made Assistant Treasurer of Host Marriott in 1988. Mr. Parsons was named Senior Vice President and Treasurer of Host Marriott in 1993. He was named Executive Vice President and Chief Financial Officer of Host Marriott in October 1995. Mr. Parsons also serves as a director and an officer of numerous Host Marriott subsidiaries.

Christopher G. Townsend has been Vice President, Director and Assistant Secretary of the General Partner since May 1987. Mr. Townsend joined Host Marriott's Law Department in 1982 as a Senior Attorney. In 1984, Mr. Townsend was made Assistant Secretary of Host Marriott and in 1986 was made Assistant General Counsel. In 1993, he was made Senior Vice President, Corporate Secretary and Deputy General Counsel of Host Marriott. In January 1997, Mr. Townsend was named General Counsel of Host Marriott. He also serves as a director and an officer of numerous Host Marriott subsidiaries.

Patricia K. Brady was appointed to Vice President and Chief Accounting Officer of the General Partner on October 10, 1996. Ms. Brady joined Host Marriott in 1989 as Assistant Manager--Partnership Services. She was promoted to Manager in 1990 and to Director--Asset Management in June 1996. Ms. Brady also serves as an officer of numerous Host Marriott subsidiaries.

Bruce D. Wardinski was elected Treasurer of the General Partner in 1996. Mr. Wardinski joined Host Marriott in 1987 as a Senior Financial Analyst of Financial Planning & Analysis, and was named Manager in June 1988. He was appointed Director, Financial Planning & Analysis in 1989, Director of Project Finance in January 1990, Senior Director of Project Finance in June 1993, Vice President, Project Finance in June 1994, and Senior Vice President of International Development in October 1995. In June 1996, Mr. Wardinski was named Senior Vice President and Treasurer of Host Marriott. He also serves as an officer of numerous Host Marriott subsidiaries.


ITEM 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

As noted in Item 10 above, the Partnership has no directors or officers nor does it have any employees. Under the Partnership Agreement, however, the General Partner has the exclusive right to conduct the business and affairs of the Partnership subject only to the management agreement described in Items 1 and
13. The General Partner is required to devote to the Partnership such time as may be necessary for the proper performance of its duties, but the officers and the directors of the General Partner are not required to devote their full time to the performance of such duties. No officer or director of the General Partner or employee of Host Marriott devotes a significant percentage of time to Partnership matters. To the extent that any officer or director does devote time to the Partnership, the General Partner is entitled to reimbursement for the cost of providing such services. Any such costs may include a charge for overhead, but without a profit to the General Partner. For the fiscal years ending December 31, 1996, 1995 and 1994, administrative expenses reimbursed to the General Partner totaled $65,000, $84,000 and $125,000, respectively for the cost of providing all administrative and other services as General Partner. For information regarding all payments made by the Partnership to Host Marriott and subsidiaries, see Item 13 "Certain Relationships and Related Transactions."


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 1996, no person owned of record, or to the Partnership's knowledge owned beneficially, more than 5% of the total number of Units. The General Partner owns a total of 1.5 Units representing a 0.3% limited partnership interest in the Partnership and Class B limited partnership interest representing a 19% - 34% limited partnership interest in the Partnership after payment of priority items.

There are no Units owned by the executive officers and directors of the General Partner, as a group.

The officers and directors of MII, as a group, own a total of 2.5 Units representing a 0.5% limited partnership interest in the Partnership.

There are no Units owned by individuals who are directors of both the General Partner and MII.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Hotel Management Agreement

Ivy entered into a hotel management agreement (the "Agreement") with MII to manage the Hotel for a term of 25 years, renewable at Ivy's or MII's option for five additional 10-year terms. MII is entitled to compensation for its services in the form of a base management fee equal to 3% of gross sales. Base management fees paid in 1996, 1995 and 1994 were $2,654,000, $2,435,000 and $2,337,000, respectively.

In addition, MII earns an incentive management fee equal to 50% of assumed net cash flow of the Hotel, as defined. However, once total cumulative incentive management fees reach an amount equal to or greater than 20% of total cumulative Hotel profit, as defined, MII will earn an incentive management fee equal to the average of (i) 50% of assumed net cash flow and (ii) 20% of Hotel profit. The incentive management fee is paid out of cash flow available for incentive management fee, as defined, and is subordinated to the Mortgage Debt, guarantee repayments and rent under the Land lease. Any incentive management fees earned but not paid will be deferred without interest and paid out of the first cash flow available for the incentive management fee. As of December 31, 1996 and 1995, $2,018,000 and $969,000, respectively, in incentive management fees have been earned. Through December 31, 1996, no incentive management fees have been paid. Deferred incentive management fees for the years ended December 31, 1996 and 1995 were $2,987,000 and $969,000, respectively. Payment of such deferred fees is not expected to occur in the near-term.

Pursuant to the terms of the Agreement, MII is required to furnish the Hotel with certain services ("Chain Services") which are generally provided on a central or regional basis to all domestic full-service hotels managed, owned or leased by MII or its subsidiaries. Chain Services include central training, advertising and promotion, a national reservation system, computerized payroll and accounting services and such additional services as needed which may be more efficiently performed on a centralized basis. Costs and expenses incurred in providing such services are allocated among all hotels in the MII full-service hotel system. In addition, the Hotel also participates in MII's Honored Guest Awards Program ("HGA"). The cost of this program is charged to all hotels in the MII full-service hotel system. The total amount of Chain Services and HGA costs allocated to the Hotel was $2,685,000 in 1996, $2,431,000 in 1995 and $2,202,000
in 1994.

Pursuant to the terms of the Agreement, Ivy is required to provide MII with working capital and supplies to meet the operating needs of the Hotel. MII converts cash advanced by Ivy into other forms of working capital consisting primarily of operating cash, inventories, and trade receivables and payables which are maintained and controlled by MII. Upon termination of the Agreement, the working capital and supplies will be returned to Ivy. The individual components of working capital and supplies controlled by MII are not reflected in the consolidated balance sheet of the Partnership. As of December 31, 1996 and 1995, $3,077,000 has been advanced to MII for working capital and supplies. At December 31, 1996 and 1995, accumulated amortization related to the revaluation of these supplies totaled $177,000.

Ivy is required to maintain the Hotel in good repair and condition. Pursuant to the Agreement, annual contributions to a property improvement fund provide for the replacement of furniture, fixtures and equipment. Annual contributions to the fund equaled 4% of gross Hotel sales through June 1995 and are 5% thereafter. Total contributions to the property improvement fund for the years ended December 31, 1996, 1995 and 1994 were $4,122,000, $3,302,000 and
$2,954,000, respectively.

The Agreement provides that Ivy may sell the Hotel at any time and any partner of the owner shall have the right to sell or assign all or a portion of their interest in the owner. Any sale will be subject to the Agreement. In the event of a bona fide written offer for the sale of the Hotel to a competitor of MII or the sale of all or a portion of a partner's interest in Ivy to a competitor, MII may either (i) purchase the Hotel at the same price and upon the same terms and conditions, or (ii) consent to such sale and assignment of the Agreement.

Ivy and/or MII have the right to terminate the Agreement under the following conditions: (I) if either party breaches any term, covenant or condition thereof and fails to commence to cure the breach within 30 days of notice and thereafter fails to diligently pursue all efforts necessary to effect such cure; and (ii) upon certain events of insolvency and bankruptcy with respect to MII or the Hotel. Ivy shall have the right to terminate the Agreement (i) after the first six years of its term upon not less than 60 days prior notice to MII if the Minimum Performance Standards are not met; provided, however, (a) MII shall have the right to cure such default by tendering a certified check within said 60 day period for an amount which shall be sufficient, when added to Hotel Profit for the immediately preceding three fiscal years prior to the fiscal year for the date of the notice of default, to bring the amount for said three-year period within the limits of the Minimum Performance Standards and (b) that one-third of any payment made pursuant to the foregoing provision shall be deemed to have been added to Hotel Profit for each of said three fiscal years for the purpose of determining whether the Minimum Performance Standards have been achieved in succeeding fiscal years; (ii) upon not less than 60 days prior notice if MII breaches its agreement with regard to the Non-Competition Area as set forth in the Agreement; and (iii) upon 15 days prior notice if (a) the Investor Partnership fails to meet its obligations under the Agreement for all or part of its capital contributions to Ivy, or (b) MII fails to comply with its Payment Obligation.

In addition, the Agreement may, under certain circumstances, be terminated upon damage, destruction or condemnation of the Hotel. If the Hotel is damaged or destroyed, MII may terminate the Agreement if Ivy fails to undertake repair work within 180 days, and diligently complete the work in the time agreed to by MII and Ivy, unless the reason for such failure is beyond the control of Ivy. Ivy has the responsibility to repair damage from a condemnation or a casualty as its own expense. However, Ivy may terminate the Agreement if (i) the Hotel is damaged or destroyed to such an extent that the cost of repairs or restorations exceeds 30% of the full replacement cost of the Hotel, (ii) the food and beverage facilities are rendered unusable for the last 18 months of the initial or any renewal term, or (iii) the number of guest rooms rendered unusable exceeds a certain percentage ranging from 10% to 30% depending on the number of years left in the term. If the Hotel is condemned, the Agreement will terminate
(a) unless only a part of the Hotel is condemned and the remainder can be operated as a first-class convention hotel or (b) the proceeds of a condemnation are not made available to Ivy by the Lenders.

The Hotel will continue to be managed by MII under the Management Agreement. Although the Management Agreement has a 25-year initial term, MII has agreed to renegotiate the terms of the Management Agreement prior to the repayment of the Mortgage Debt. Ivy Street entered into the Management Agreement at the time of the original offering of Units in 1985 at which time MII was a subsidiary of Host Marriott as described above. Although the General Partner believes that the Management Agreement is fair to Ivy Street and reflects commercially reasonable terms, the General Partner has made no independent investigation as to whether the Management Agreement was on terms at least as favorable as those that would have been obtained from a third party.

Land Lease

On the Closing Date, the Partnership acquired the Land on which the Hotel is located from Ivy for $10 million. The Partnership has leased the Land to Ivy for a period of 99 years. Through 1994, Ivy paid annual rent equal to $1 million plus 3% of annual gross room sales from the Hotel in excess of $20 million, up to a maximum of $2.5 million. Beginning January 1, 1995, annual rental increased to 5% of annual gross room sales from the Hotel. Ivy has an option to repurchase the Land at any time through 1999. Through 1995, the option price was $25 million and for the ensuing four years the option price will be adjusted for changes in the Consumer Price Index. At December 31, 1996, the option price was $25,825,000. Total rentals under the lease, eliminated in consolidation, were $2,806,000 in 1996, $2,526,000 in 1995 and $1,869,000 in 1994.

Payments to Host Marriott, MII and their Subsidiaries

The following table sets forth amounts paid by the Partnership to Host Marriott, MII and their subsidiaries for the years ended December 31, 1996, 1995 and 1994 (in thousands). The table also includes accrued but unpaid incentive management fees:

                                                                  1996        1995         1994
                                                               ---------    ---------   -------
Payments to Host Marriott and subsidiaries:
   Administrative expenses................................     $      65    $      84   $     125
   Cash distributions.....................................            10           30          19
                                                               ---------    ---------   ---------
                                                               $      75    $     114   $     144
                                                               =========    =========   =========
Payments to MII and subsidiaries:
   Base management fee....................................     $   2,654    $   2,435   $   2,337
   Chain Services and HGA costs...........................         2,685        2,431       2,202
                                                               ---------    ---------   ---------
                                                               $   5,339    $   4,866   $   4,539
                                                               =========    =========   =========

                                    PART IV


ITEM 14. EXHIBITS, SUPPLEMENTAL FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  List of Documents Filed as Part of This Report

     (1)  Financial Statements
          All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K.

     (2)  Financial Statement Schedules
          The following financial information is filed herewith on the pages indicated.

          III.  Real Estate and Accumulated Depreciation

All other schedules are omitted because they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

     (3)  Exhibits


   Exhibit
   Number                                  Description
--------------       -----------------------------------------------------------   ---------------


         10.1 Secured Note made by Ivy Street Hotel Limited Partnership to Marriott/Portman Finance Corporation dated as of July
                     10, 1990 for $199,000,000

         10.2        Deed To Secure Debt, Security Agreement and Assignment of
                     Leases and Rents from Ivy Street Hotel Limited Partnership and Atlanta Marriott Marquis Limited Partnership, as
                     Grantors to Marriott/Portman Finance Corporation, as
                     Grantee dated as of July 10, 1990

         10.3        Principal Guaranty by and between Host Marriott Corporation
                     (formerly Marriott Corporation), as Guarantor,
                     Marriott/Portman Finance Corporation, as Issuer, and
                     NationsBank of Georgia, National Association (formerly known as The Citizens and Southern National Bank), as
                     Collateral Trustee, Senior Trustee and Subordinated
                     Trustee, dated as of July 10, 1990

         10.4        Interest/Principal Guaranty by and between Host Marriott
                     Corporation (formerly Marriott Corporation), as Guarantor,
                     Marriott/Portman Finance Corporation, as Issuer, and
                     NationsBank of Georgia, National Association (formerly known as The Citizens and Southern National Bank), as
                     Collateral Trustee, Senior Trustee and Subordinated
                     Trustee, dated as of July 10, 1990

         10.5        First Amendment to Restated and Amended Hotel Management
                     Agreement dated as of July 10, 1990

         10.6        Management Agreement betweeen Ivy Street Hotel Limited
                     Partnership and Marriott Hotels, Inc. dated May 10, 1985
                     (incorporated by reference to Exhibit 10.a to Form 10 dated
                     March 31, 1986)

         10.7 Land Purchase Agreement between Ivy Street Hotel Limited Partnership, Seller and Atlanta Marriott Marquis Limited Partnership, Purchaser dated as of May 28, 1985 (incorporated by reference to Exhibit 2.b to Form 10 filed March 31, 1986)

         10.8 Atlanta Marriott Marquis Hotel Ground Lease between Atlanta Marriott Marquis Limited Partnership, Landlord and Ivy Street Hotel Limited Partnership, Tenant dated as of May 28, 1985 (incorporated by reference to Exhibit 10.b to Form 10 filed March 31, 1986)

         27          Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during 1996.

                                                                 SCHEDULE III



                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                December 31, 1996


                                                                                 Gross Amount at December 31, 1996
                                                                         ---------------------------------------------------------
                                                                                          (in thousands)
                                                  Initial Costs
                                           --------------------------
                                                                          Subsequent
                                                          Buildings &        Costs                     Buildings &
                            Encumbrances       Land       Improvements    Capitalized       Land       Improvements        Total
                            ------------   -----------   -------------   ------------    ----------   -------------   -------------
Atlanta Marriott Marquis
    Atlanta, GA            $     215,574   $    12,565   $     177,852   $      4,797    $   12,617   $     182,597   $    195,214
                           =============   ===========   =============   ============    ==========   =============   =============


                                             Date of
                            Accumulated    Complettion     Date    Depreciation
                            Depreciation   Construction  Acquired     Life
                            ------------   ------------  --------     ----

Atlanta Marriott Marquis
    Atlanta, GA            $      39,982        1985     1985      50 years




                                                                         1994            1995             1996
                                                                    ------------     ------------      -----------
                                                                                  (in thousands)
Notes:
(a)   Reconciliation of Real Estate:
      Balance at beginning of year.............................     $    193,765     $     194,117    $    194,423
          Capital expenditures.................................              352               306             815
          Dispositions.........................................               --                --             (24)
                                                                    ------------     -------------    ------------
      Balance at end of year...................................     $    194,117     $     194,423    $    195,214
                                                                    ============     =============    ============
(b)   Reconciliation of Accumulated Depreciation:
      Balance at beginning of year..............................    $     28,833     $      32,518    $     36,258
          Depreciation and amortization.........................           3,685             3,740           3,748
          Dispositions and other ...............................              --                --             (24)
                                                                    ------------     -------------    ------------
      Balance at end of year....................................    $     32,518     $      36,258    $     39,982
                                                                    ============     =============    ============

(c) The aggregate cost of land, buildings and improvements for Federal income tax purposes was approximately $229,369 at December 31, 1996.

(d) The Hotel is pledged as collateral for the Partnership's mortgage debt of $215.6 million as of December 31, 1996.

                                    SIGNATURE


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 1997.



                              ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP

                              By:  MARRIOTT MARQUIS CORPORATION
                                   General Partner


                              By:  /s/ Patricia K. Brady
                                   -------------------------------------------
                                   Patricia K. Brady
                                   Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on November 10, 1997.


Signature                                         Title
---------                                         -----

                                        MARRIOTT MARQUIS CORPORATION


  /s/ Bruce F. Stemerman
-----------------------------           President and Director
Bruce F. Stemerman


  /s/ Christopher G. Townsend
-----------------------------            Vice President, Director and Assistant
Christopher G. Townsend                      Secretary


  /s/ Bruce D. Wardinski
-----------------------------           Treasurer
Bruce D. Wardinski