Form 10-Q
period 1997-03-28
ATLANTA MARRIOTT MARQUIS LTD PARTNERSHIP
filed 1997-11-10
CIK 770809

Securities and Exchange Commission
================================================================================
                             Washington, D.C. 20549

                                    Form 10-Q




             |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 28, 1997
                                       OR
              |_| Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-14374



                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                 52-1427553
             --------                                 ----------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


                               10400 Fernwood Road
                               Bethesda, Maryland
                                      20817
-------------------------------------------------------------------------------
                    (Address of principal executive offices)


        Registrant's telephone number, including area code: 301-380-2070

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

                                (Title of Class)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

Yes    No   (Not Applicable. The Partnership became subject to Section 13 reporting on November 10, 1997.)
================================================================================

                                TABLE OF CONTENTS

                                                                       PAGE NO.
                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Condensed Consolidated Statement of Operations
              Twelve Weeks Ended March 28, 1997 and March 22, 1996.....   1

           Condensed Consolidated Balance Sheet
              March 28, 1997 and December 31, 1996.....................   2

           Condensed Consolidated Statement of Cash Flows
              Twelve Weeks ended March 28, 1997 and March 22, 1996.....   3

           Notes to Condensed Consolidated Financial Statements........   4

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................   6



                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings........................................      8

Item 6.    Exhibits and Reports on Form 8-K.........................      8

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                     (in thousands, except per unit amounts)


                                                           Twelve Weeks Ended
                                                           ------------------
                                                        March 28,      March 22,
                                                          1997           1996
                                                        -------         ------

REVENUES.............................................   $10,042         $9,691
                                                        -------         ------

OPERATING COSTS AND EXPENSES
  Interest...........................................     5,595          5,205
  Depreciation ......................................     1,174          1,606
  Incentive management fee...........................       998            341
  Property taxes and other...........................       707            778
  Base management fee................................       652            644
                                                        -------         ------

                                                          9,126          8,574
                                                        -------         ------

NET INCOME...........................................   $   916         $1,117
                                                        =======         ======

ALLOCATION OF NET INCOME
  General Partner...................................    $    9          $   11
  Limited Partners...................................      907           1,106
                                                        ------          ------

                                                        $  916          $1,117
                                                        ======          ======

NET INCOME PER LIMITED PARTNER UNIT (530 Units)......  $ 1,711          $2,087
                                                       =======          ======

            See Notes to Condensed Consolidated Financial Statements.

                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)


                                                       March 28,    December 31,
                                                          1997          1996
                                                        --------    -----------
                                                       (unaudited)
                           ASSETS

Property and equipment, net ..........................   $ 161,240    $ 162,111
Amounts held by Marriott International, Inc. .........       4,959        3,490
Working capital and supplies held
  by Marriott International, Inc. ....................       2,900        2,900
Other assets .........................................       8,058        7,406
Cash and cash equivalents ............................      11,057        5,601
                                                         ---------    ---------

                                                         $ 188,214    $ 181,508
                                                         =========    =========


              LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
  Mortgage note payable ..............................   $ 216,055    $ 215,574
  Due to Host Marriott Corporation under
     Original Debt Service Guarantee and Commitment ..      20,134       20,134
  Due to Marriott International, Inc. ................       4,028        3,030
  Accounts payable and accrued expenses ..............       4,620          309
                                                         ---------    ---------

     Total Liabilities ...............................     244,837      239,047
                                                         ---------    ---------

PARTNERS' DEFICIT
  General Partner ....................................        (505)        (514)
  Limited Partners ...................................     (56,118)     (57,025)
                                                         ---------    ---------

     Total Partners' Deficit .........................     (56,623)     (57,539)
                                                         ---------    ---------

                                                         $ 188,214    $ 181,508
                                                         =========    =========



            See Notes to Condensed Consolidated Financial Statements.

                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                            Twelve Weeks Ended
                                                            ------------------
                                                            March 28,  March 22,
                                                              1997       1996
                                                            -------     -------

OPERATING ACTIVITIES
  Net income ...........................................    $   916     $ 1,117
  Noncash items ........................................      2,799       2,444
  Changes in operating accounts ........................      2,842       2,256
                                                            -------     -------

     Cash provided by operating activities .............      6,557       5,817
                                                            -------     -------

INVESTING ACTIVITIES
  Additions to property and equipment, net .............       (306)       (680)
  Change in property improvement fund ..................       (795)       (395)
                                                            -------     -------

     Cash used in investing activities .................     (1,101)     (1,075)
                                                            -------     -------

INCREASE IN CASH AND CASH EQUIVALENTS ..................      5,456       4,742

CASH AND CASH EQUIVALENTS at beginning of period .......      5,601       1,010
                                                            -------     -------

CASH AND CASH EQUIVALENTS at end of period..............    $11,057     $ 5,752
                                                            =======     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for mortgage interest.......................    $   662     $   662
                                                            =======     =======

            See Notes to Condensed Consolidated Financial Statements.

                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. The accompanying condensed consolidated financial statements have been prepared by the Atlanta Marriott Marquis Limited Partnership (the "Partnership") without audit. Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying statements. The Partnership believes the disclosures made are adequate to make the information presented not misleading. However, the condensed consolidated financial statements should be read in conjunction with the Partnership's consolidated financial statements and notes thereto included in the Partnership's Form 10-K filed on November 10, 1997 for the fiscal year ended December 31, 1996.


     In the opinion of the Partnership, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 28, 1997, and the results of operations and cash flows for the twelve weeks ended March 28, 1997 and March 22, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

2. The Partnership owns an 80% general partnership interest in Ivy Street Hotel Limited Partnership ("Ivy") which owns and operates the Atlanta Marriott Marquis Hotel (the "Hotel"). The Partnership consolidates Ivy and all significant intercompany transactions and balances between the Partnership and Ivy have been eliminated. In 1990, the Partnership determined that the probability of collecting the receivable from the minority partner in Ivy was remote. Thus, the Partnership wrote off this receivable and is now recording 100% of the income/(losses) of Ivy until such excess income allocated to the Partnership equals the excess losses previously recorded by the Partnership.

3. For financial reporting purposes, the net income/(losses) of the Partnership is allocated 99% to the limited partners and 1% to Marriott Marquis Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation. Significant differences exist between the net income/(losses) for financial reporting purposes and the net income/(losses) reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of the recognition of incentive management fee expense and the treatment of the minority interest receivable.

4. Hotel revenues represent house profit of the Hotel since Ivy has delegated substantially all of the operating decisions related to the generation of house profit of the Hotel to Marriott International, Inc. (the "Manager"). House profit reflects hotel operating results which flow to Ivy as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amoritzation, base and incentive management fees, property taxes and certain other costs, which are disclosed separately in the condensed consolidated statement of operations.

     Partnership revenues generated by the Hotel for 1997 and 1996 consist of (in thousands):

                                                          Twelve Weeks Ended
                                                          ------------------
                                                        March 28,      March 22,
                                                          1997           1996
                                                        --------       --------
     HOTEL SALES
        Rooms.....................................       $13,460        $14,043
        Food and beverage ........................         6,850          6,074
        Other ....................................         1,413          1,352
                                                         -------        -------
                                                          21,723         21,469
                                                         -------        -------
     HOTEL EXPENSES
        Departmental direct costs
          Rooms ..................................         2,728          2,910
          Food and beverage ......................         4,134          4,260
        Other ....................................         4,819          4,608
                                                         -------        -------
                                                          11,681         11,778
                                                         -------        -------

     REVENUES.....................................       $10,042        $ 9,691
                                                         =======        =======

5. Pursuant to the terms of the Management Agreement, the Manager is obligated to transfer, not less than once each accounting period, all funds derived from the operation of the Hotel after all Hotel operating expenses. Such amounts from the Manager are owned by Ivy.

6. Certain reclassifications were made to the prior year financial statements to conform to the 1997 presentation.

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

During the term of the Letter Agreement, the Mortgage Debt continues to be nonrecourse, and will accrue interest at 12.3% per annum with interest payments due on January 10 and February 2, 1998. Additionally, all funds remitted by the Manager during the term of the extension will be held by the Partnership for the benefit of the lender. In conjunction with the Letter Agreement, Ivy paid an extension fee of $500,000 as well as approximately $410,000 in costs and expenses related to the transaction. It is expected that cash flow from operations will provide adequate funds to meet the scheduled interest payments. The General Partner is continuing its efforts to refinance the Mortgage Debt upon or prior to the New Maturity Date.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward- looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Principal Sources and Uses of Cash

The Partnership's principal source of cash is cash from operations. Its principal uses of cash are to pay debt service payments on the Partnership's Mortgage Debt, to make guarantee repayments and to fund the property improvement fund.

Cash provided by operations was $6.6 million and $5.8 million for the twelve weeks ended March 28, 1997 and March 22, 1996, respectively. The increase is primarily attributable to an increase in Hotel revenues. The Partnership paid $662,000 of interest expense on the mortgage debt for the twelve weeks ended March 28, 1997 and March 22, 1996, respectively. Contributions to the property improvement fund were $1.0 million for the twelve weeks ended March 28, 1997 and March 22, 1996, respectively.

As previously reported, in 1996 the General Partner established a reserve in anticipation of a potential principal paydown and the costs which will be incurred to refinance the Mortgage Debt. Though these refinancing costs are not currently estimable, based on the General Partner's experiences with other partnerships, such costs are expected to be substantial. These costs are expected to include lender property appraisals, legal expenses, bank fees, environmental studies and other transaction costs. The initial reserve was funded from 1996 cash available after payment of debt service which would have otherwise been distributable to the partners. The Partnership will continue to reserve all available cash for the refinancing. Furthermore, in 1996 Ivy reserved all cash flow in its excess of ground rent for refinancing costs and owner funded capital needs. As of March 28, 1997, the total reserved equaled $10.7 million which is included in cash and cash equivalents in the accompanying balance sheet.

As a result of the establishment of these reserves, the Partnership will not make a cash distribution from 1996 operations to the partners. In addition, cash distributions for 1997 and thereafter will be dependent upon the outcome of the debt refinancing.

Capital Expenditures

The Partnership is required to maintain the Hotel in good repair and condition. The management agreement provides for the establishment of a property improvement fund to cover the cost of non-routine repairs and maintenance and renewals and replacements to the Hotel's property and equipment. Contributions to the fund are 5% of Hotel gross sales. Currently, the funds available in the property improvement fund are sufficient for the scheduled $7.0 million rooms refurbishment for approximately half of the Hotel's rooms which will begin in August. The General Partner expects that the funds for the refurbishment of the remaining rooms will be provided for in conjunction with the refinancing of the Mortgage Debt or will be provided for with future years' contributions to the property improvement fund.

The General Partner believes that cash from Hotel operations, the interest and principal guarantee, and the availability of funds from the refinancing and capital reserves will provide adequate funds in the short-term to meet the operational needs of the Partnership. The General Partner anticipates that the debt maturing in July will be successfully refinanced with a new third-party lender.

Mortgage Debt

Cash flow from 1996 operations provided the Partnership with adequate funds to meet its scheduled interest payment of $10.1 million due on January 10, 1997. The interest payment was made in two separate installments: one in the amount of $9.5 million made at year end 1996 and the other on January 10, 1997 in the amount of $662,000. The Partnership's $199 million Mortgage Debt accrues interest at 10.3% and is payable semiannually at a cash payment rate of 10.17%. The difference between the cash payment rate and the accrual rate ("Deferred Interest") is added to the balance of the Mortgage Debt. Deferred Interest added to the Mortgage Debt totaled $17.5 million and $16.5 million at March 29, 1997 and December 31, 1996, respectively. The next interest payment is due on July 10, 1997 and is expected to be fully funded from operating cash flow.

The Partnership's Mortgage Debt matures on July 10, 1997 with approximately $217 million due at that time. We are continuing our efforts to refinance the Mortgage Debt upon maturity and expect to enter into a commitment with a new third-party lender during the upcoming weeks. Based upon our experience with recent partnership refinancings and the current capital markets, it is expected that the refinanced Mortgage Debt will require significant amortization of principal in addition to interest; the Partnership's debt service payments are currently for interest only. We anticipate the refinanced term will be for approximately seven to fifteen years with an interest rate of Treasuries plus 2-3% and require principal amortization over a 20- or 25-year schedule. In addition, it is likely that the refinanced Mortgage Debt will be split into two tranches: one "senior" tranche which would be secured by the assets of the Hotel and a "junior" tranche which would be secured only by Partnership equity and, therefore, carry a significantly higher interest rate. Alternatives being considered for the funding of the "junior" tranche include either a preferred equity infusion or a participating loan. The combination of these two factors is expected to result in a refinanced loan for which debt service will exceed that of the existing Mortgage Debt. There can be no assurance that a successful refinancing will be achieved. Failure to refinance the Mortgage Debt could lead to a foreclosure of the Hotel.

RESULTS OF OPERATIONS

Partnership revenues for the first quarter of 1997 increased 4% when compared to the first quarter of 1996 primarily due to a 50%, or $902,000, increase in food and beverage revenues partially offset by a 4%, or $401,000, decline in room revenues. The increase in food and beverage revenues is due to an increase in banquet sales as the Hotel hosted a number of groups that heavily utilized the Hotel's catering facilities. The decrease in room revenues is due to a 4% decrease in REVPAR, or revenue per available room. REVPAR decreased due to a 2.6 percentage point decrease in average occupancy to the mid-70's combined with a 1% decrease in average room rate to approximately $130. The decreases in average occupancy and average room rate are due to a decline in demand throughout the Atlanta market.

Hotel management is optimistic about the remainder of the year. Presently, Hotel management is working to form an alliance with Hyatt and Hilton. Their intention is that with three hotels working together, the hotels can accommodate larger conventions and therefore stimulate business activity at all three properties. The concept has been successful in Boston and Hotel management is optimistic that similar results will be achieved in Atlanta. In addition, the mayor of Atlanta has introduced the Renaissance Program which is expected to continue the momentum of economic and community development started by the Olympics. Plans include an investment in downtown housing that is expected to bring Atlanta to life after dark. The goal is to make downtown Atlanta a 24-hour city with restaurants, shops, sports and entertainment facilities.

Depreciation. Depreciation decreased $432,000, or 27%, in 1997 when compared to 1996 due to a portion of the Hotel's furniture and equipment becoming fully depreciated in 1996.

Incentive Management Fees. In 1997, $998,000 of incentive management fees were earned as compared to $341,000 earned in 1996. The increase in incentive management fees earned was the result of improved Hotel operating results resulting in certain cash flow priorities having been met.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


Neither the Partnership, Ivy nor the Hotel are presently subject to any material litigation nor, to the General Partner's knowledge is any material litigation threatened against the Partnership or the Hotel, other than routine litigation and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance and which, collectively, are not expected to have a material adverse effect on the business, financial conditions, or results of operations of the Partnership.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits -

        27 - Financial Data Schedule

b. Reports on Form 8-K - None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   ATLANTA MARRIOTT MARQUIS
                                   LIMITED PARTNERSHIP

                                   By: MARRIOTT MARQUIS CORPORATION
                                       General Partner



       November 10, 1997           By: /s/ Patricia K. Brady
                                   --------------------------------------------
                                   Patricia K. Brady
                                   Vice President and Chief Accounting Officer