Form 10-Q
period 1997-06-20
ATLANTA MARRIOTT MARQUIS LTD PARTNERSHIP
filed 1997-11-10
CIK 770809

================================================================================

                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q

           /x/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Quarter Ended June 20, 1997

                                       OR

          / /   Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         Commission File Number: 0-14374

                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)



                  Delaware                                                  52-1427553
---------------------------------------------            --------------------------------------------------
      (State or other jurisdiction of                          (I.R.S. Employer Identification No.)
       incorporation or organization)
                                           10400 Fernwood Road
                                            Bethesda, Maryland
                                                  20817
-----------------------------------------------------------------------------------------------------------
                                 (Address of principal executive offices)

        Registrant's telephone number, including area code: 301-380-2070

           Securities registered pursuant to Section 12(b) of the Act:

                                 Not Applicable

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes ___ No ___ (Not Applicable. The Partnership became subject to Section 13 reporting on November 10, 1997.)

================================================================================

                                TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Statement of Operations
            Twelve and Twenty-Four Weeks Ended
               June 20, 1997 and June 14, 1996........................      1

          Condensed Consolidated Balance Sheet
            June 20, 1997 and December 31, 1996.......................      2

          Condensed Consolidated Statement of Cash Flows
            Twenty-Four Weeks ended June 20, 1997 and June 14, 1996...      3

          Notes to Condensed Consolidated Financial Statements........      4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................      6



                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings...........................................      9

Item 6.   Exhibits and Reports on Form 8-K............................      9

                          PART I. FINANCIAL INFORMATION


                          ITEM 1. FINANCIAL STATEMENTS

                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                     (in thousands, except per unit amounts)



                                                  Twelve Weeks Ended               Twenty-Four Weeks Ended
                                              ----------------------------      -----------------------------
                                                June 20,        June 14,           June 20,         June 14,
                                                  1997            1996               1997            1996
                                              ------------    ------------      -------------    ------------
REVENUES...................................   $     10,131    $      8,296      $      20,173    $     17,987
                                              ------------    ------------      -------------    ------------
OPERATING COSTS AND EXPENSES
  Interest.................................          5,267           5,204             10,862          10,409
  Depreciation ............................          1,175           1,607              2,349           3,213
  Base mangement fee.......................            659             592              1,311           1,236
  Property taxes and other.................            621             573              1,328           1,351
  Incentive management fee.................          1,000             686              1,998           1,027
                                              ------------    ------------      -------------    ------------

                                                     8,722           8,662             17,848          17,236
                                              ------------    ------------      -------------    ------------

NET INCOME (LOSS)..........................   $      1,409    $       (366)     $       2,325    $        751
                                              ============    ============      =============    ============

ALLOCATION OF NET INCOME (LOSS)
  General Partner..........................   $         14    $         (4)     $          23    $          8
  Limited Partners.........................          1,395            (362)             2,302             743
                                              ------------    ------------      -------------    ------------

                                                  $  1,409    $       (366)     $       2,325    $        751
                                              ============    ============      =============    ============

NET INCOME (LOSS) PER
  LIMITED PARTNER UNIT (530 Units).........   $      2,632    $       (683)     $       4,343    $      1,402
                                              ============    ============      =============    ============

            See Notes to Condensed Consolidated Financial Statements.

                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                                   June 20,     December 31,
                                                                                     1997            1996
                                                                                  -----------   ------------
                                                                                  (unaudited)
                                                    ASSETS
  Property and equipment, net...................................................  $   160,869     $   162,111
  Amounts held by Marriott International, Inc...................................        5,252           3,490
  Working capital and supplies held by Marriott International, Inc..............        2,900           2,900
  Other assets..................................................................        8,321           7,406
  Cash and cash equivalents.....................................................       18,359           5,601
                                                                                  -----------     -----------
                                                                                  $   195,701     $   181,508
                                                                                  ===========     ===========


                                       LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
  Mortgage note payable.........................................................  $   216,504     $   215,574
  Due to Host Marriott Corporation under Original Debt
    Service Guarantee and Commitment............................................       20,134          20,134
  Due to Marriott International, Inc............................................        5,029           3,030
  Accounts payable and accrued expenses.........................................        9,248             309
                                                                                  -----------     -----------

    Total Liabilities...........................................................      250,915         239,047
                                                                                  -----------     -----------

PARTNERS' DEFICIT
  General Partner...............................................................         (491)           (514)
  Limited Partners..............................................................      (54,723)        (57,025)
                                                                                  -----------     -----------

    Total Partners' Deficit.....................................................      (55,214)        (57,539)
                                                                                  -----------     -----------

                                                                                  $   195,701     $   181,508
                                                                                  ===========     ===========

            See Notes to Condensed Consolidated Financial Statements.

                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)

                                                                       Twenty-Four Weeks Ended
                                                                     ----------------------------
                                                                       June 20,        June 14,
                                                                         1997            1996
                                                                     -------------    -----------
OPERATING ACTIVITIES
  Net income ...................................................     $       2,325    $        751
  Noncash items.................................................             3,567           4,311
  Changes in operating accounts.................................             9,176           9,436
                                                                     -------------    ------------

    Cash provided by operating activities.......................            15,068          14,498
                                                                     -------------    ------------

INVESTING ACTIVITIES
  Additions to property and equipment, net......................            (1,109)         (2,834)
  Change in property improvement fund...........................            (1,201)            725
                                                                     -------------    ------------

    Cash used in investing activities...........................            (2,310)         (2,109)
                                                                     -------------    ------------

FINANCING ACTIVITIES
  Cash distributions............................................                --            (819)
                                                                     -------------    ------------

INCREASE IN CASH AND CASH EQUIVALENTS...........................            12,758          11,570

CASH AND CASH EQUIVALENTS at beginning of period................             5,601           1,010
                                                                     -------------    ------------

CASH AND CASH EQUIVALENTS at end of period......................     $      18,359    $     12,580
                                                                     =============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for mortgage interest...............................     $         662    $        662
                                                                     =============    ============

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

         In the opinion of the Partnership, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 20, 1997 and the results of operations and cash flows for the twelve weeks ended June 20, 1997 and June 14, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

     2. The Partnership owns an 80% general partnership interest in Ivy Street Hotel Limited Partnership ("Ivy") which owns and operates the Atlanta Marriott Marquis Hotel (the "Hotel"). The financial statements and all significant intercompany transactions and balances have been eliminated. In 1990, the Partnership determined that the probability of collecting the receivable from the minority partner in Ivy was remote. Thus, the Partnership wrote off this receivable and is now recording 100% of the income/(losses) of Ivy until such excess income allocated to the Partnership equals the excess losses previously recorded by the Partnership.

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

    Partnership revenues generated by the Hotel for 1997 and 1996 consist of (in thousands):

                                                            Twelve Weeks Ended                      Twenty-Four Weeks Ended
                                                   ------------------------------------      -------------------------------------
                                                       June 20,             June 14,            June 20,               June 14,
                                                         1997                 1996                1997                   1996
                                                   ---------------      ---------------      ---------------      ----------------
     HOTEL SALES
        Rooms....................................  $        14,250      $        12,312      $        27,710      $        26,355
        Food and beverage........................            6,404                6,164               13,254               12,238
        Other....................................            1,387                1,259                2,800                2,611
                                                   ---------------      ---------------      ---------------      ---------------
                                                            22,041               19,735               43,764               41,204
                                                   ---------------      ---------------      ---------------      ---------------
     HOTEL EXPENSES
        Departmental direct costs
           Rooms.................................            3,024                2,557                5,752                5,467
           Food and beverage.....................            4,236                3,999                8,370                8,259
        Other....................................            4,650                4,883                9,469                9,491
                                                   ---------------      ---------------      ---------------      ---------------
                                                            11,910               11,439               23,591               23,217
                                                   ---------------      ---------------      ---------------      ---------------
          REVENUES...............................  $        10,131      $         8,296      $        20,173      $        17,987
                                                   ===============      ===============      ===============      ===============

     5. Pursuant to the terms of the Management Agreement, the Manager is obligated to transfer, not less than once each accounting period, all funds derived from the operation of the Hotel after all Hotel operating expenses. Such amounts from the Manager are owned by Ivy.

     6. Certain reclassifications were made to the prior year financial statements to conform to the 1997 presentation.

Subsequent Event

On July 10, 1997 (the "Extension Date"), the Partnership and Ivy entered into a letter agreement (the "Letter Agreement") which effectively extends the maturity of the Mortgage Debt until February 2, 1998 (the "New Maturity Date"). On the Extension Date, the Partnership and Ivy were required to pay $17,590,000 representing the Deferred Interest on the Mortgage Debt in addition to the scheduled interest payment due of $10,119,000. As a result, the Mortgage Debt balance outstanding was reduced to $199,000,000. The payment of the Deferred Interest was funded from $7,200,000 of Ivy cash reserves and $10,390,000 drawn pursuant to a Host Marriott interest guarantee (the "Interest Guarantee"). Host Marriott had agreed to advance up to $50,000,000 to cover interest and principal shortfalls. Should cash flow from operations be insufficient to fund fully interest due, $20,000,000 was available under the Interest Guarantee through loan maturity. The remaining $30,000,000 was available under the Principal Guarantee. Prior to the payment of Deferred Interest in the amount of $10,390,000 on July 10, 1997, there were no amounts outstanding under either the Principal Guarantee or the Interest Guarantee. In conjunction with the extension, Host Marriott reaffirmed its obligations pursuant to these guarantees through the New Maturity Date. The Principal Guarantee is available at maturity or in case of a sale, refinancing or acceleration of the principal amount of the underlying Notes resulting from an Event of Default. To the extent the Interest Guarantee is not used, it becomes available as a Principal Guarantee. The General Partner estimates that a sale of the Hotel would generate sufficient proceeds to repay the maturing Mortgage Debt, outstanding guarantees to and advances from Host Marriott and cover transaction costs; therefore, no advances under the guarantees would be required.

During the term of the Letter Agreement, the Mortgage Debt continues to be nonrecourse and will accrue interest at 12.3% per annum, with interest payments due on January 10 and February 2, 1998. Additionally, all funds remitted by the Manager during the term of the extension will be held by the Partnership for the benefit of the lender. In conjunction with the Letter Agreement, Ivy paid an extension fee of $500,000 as well as approximately $410,000 in costs and expenses related to the transaction. It is expected that cash flow from operations will provide adequate funds to meet the scheduled interest payments. The General Partner is continuing its efforts to refinance the Mortgage Debt upon or prior to the New Maturity Date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Partnership to be different from any future results, performance or achievements expressed or implied by such forward-looking statements. Although the Partnership believes the expectations reflected in such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be attained. These risks are detailed from time to time in the Partnership's filings with the Securities and Exchange Commission. The Partnership undertakes no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Principal Sources and Uses of Cash

The Partnership's principal sources of cash are cash from operations. Its principal uses of cash are to pay debt service payments on the Mortgage Debt, to make guarantee repayments and to fund the property improvement fund.

Cash provided by operations was $15.1 million and $14.5 million for the twenty-four weeks ended June 20, 1997 and June 14, 1996, respectively. The increase is primarily attributable to an increase in Hotel revenues. The Partnership paid $662,000 of interest expense on the Mortgage Debt for the twenty-four weeks ended June 20, 1997 and June 14, 1996, respectively. Contributions to the property improvement fund were $2.0 million for the twenty-four weeks ended June 20, 1997 and June 14, 1996, respectively.

As previously reported, in 1996 the General Partner established a reserve in anticipation of a potential principal paydown and the costs which will be incurred to refinance the Mortgage Debt. Though these refinancing costs are not currently estimable, based on the General Partner's experiences with other partnerships, such costs are expected to be substantial. These costs include lender property appraisals, legal expenses, bank fees, environmental studies and other transaction costs. The initial reserve was funded from 1996 cash available after payment of debt service which would have otherwise been distributable to the Partnership. The Partnership will continue to reserve all available cash flow for the refinancing. Furthermore, in 1996 Ivy reserved all cash flow in excess of ground rent for refinancing costs and owner funded capital needs. As of June 20, 1997, total reserves approximated $13 million.

As a result of establishing these reserves and the utilization of funds to pay down the Deferred Interest, the Partnership did not make a cash distribution from 1996 operations to the partners. In addition, cash distributions for 1997 and thereafter will be dependent upon the outcome of the debt refinancing.

Capital Expenditures

The Partnership is required to maintain the Hotel in good repair and condition. The management agreement provides for the establishment of a property improvement fund to cover the cost of non-routine repairs and maintenance and renewals and replacements to the Hotel's property and equipment. Contributions to the fund for 1994 through June of 1995 were 4% of Hotel gross sales and increased to 5% thereafter. Currently, the funds available in the property improvement fund are sufficient for the scheduled $7.0 million rooms refurbishment for approximately half of the Hotel's rooms which will begin in August. The General Partner expects that the funds for the refurbishment of the remaining rooms will be provided for in conjunction with the refinancing of the Mortgage Debt or will be provided for with future years' contributions to the property improvement fund. The General Partner believes that cash from Hotel operations, the Interest/Principal Guarantee, the availability of funds from the refinancing and capital reserves will provide adequate funds in the short-term to meet the operational needs of the Partnership. Although there can be no assurance, the General Partner anticipates that the debt maturing in February will be successfully refinanced with a new third-party lender.

Mortgage Debt

On July 10, 1997 (the "Extension Date"), the Partnership and Ivy entered into a Letter Agreement which effectively extends the maturity of the Mortgage Debt until February 2, 1998 (the "New Maturity Date"). On the Extension Date, the Partnership and Ivy were required to pay $17,590,000 representing the Deferred Interest on the Mortgage Debt in addition to the scheduled interest payment due of $10,119,000. As a result, the Mortgage Debt balance outstanding ws reduced to $199,000,000. Cash flow from operations provided the Partnership with adequate funds to meet the scheduled interest payment of $10,119,000. The payment of the Deferred Interest was funded from $7,200,000 of Ivy cash reserves and $10,390,000 drawn pursuant to a Host Marriott interest guarantee (the "Interest Guarantee"). Host Marriott had agreed to advance up to $50,000,000 to cover interest and principal shortfalls. Should cash flow from operations be insufficient to fund fully interest due, $20,000,000 was available under the Interest Guarantee through loan maturity. The remaining $30,000,000 was available under the Principal Guarantee. Prior to the payment of Deferred Interest in the amount of $10,390,000 on January 10, 1997, there were no amounts outstanding under either the Principal Guarantee or the Interest Guarantee. In conjunction with the extension, Host Marriott reaffirmed its obligations pursuant to these guarantees through the New Maturity Date. The Principal Guarantee is available at maturity or in case of a sale, refinancing or acceleration of the principal amount of the underlying Notes resulting from an Event of Default, as defined. To the extent the Interest Guarantee is not used, it becomes available as a Principal Guarantee. The General Partner estimates that a sale of the Hotel would generate sufficient proceeds to repay the maturing Mortgage Debt, outstanding advances from Host Marriott and cover transaction costs; therefore, no advances under the guarantees would be required.

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

The General Partner is continuing to explore alternatives to repay the Mortgage Debt upon or prior to maturity on February 2, 1998 and to obtain the additional funds needed for capital repairs and refurbishments at the Hotel. The General Partner has contacted serveral lenders active in current hotel lending markets. To date, the General Partner has not found a lender, or a combination of lenders, that would provide the entire amount necessary to refinance the maturing Mortgage Debt of the Hotel and obtain sufficient funds to complete the necessary refurbishments. The General Partner is currently working with a lender that will provide approximately $160 to $165 million in first mortgage financing and is exploring alternatives to fund the shortfall, including the possibility of a contribution of equity from the General Partner. In addition, the General Partner has considered a sale of the Hotel to payoff the existing lender. However, the General Partner does not believe that the Hotel has realized the appreciation necessary to generate material cash proceeds that would be available for distribution to the limited partners of AMMLP and, furthermore, such a sale would likely result in a significant taxable event to the limited partners of AMMLP. There can be no assurance that the General Partner will be successful in its attempts to refinance the Hotel's Mortgage Debt. Failure to refinance or payoff the Mortgage Debt at maturity could lead to a foreclosure of the Hotel.

RESULTS OF OPERATIONS

Partnership revenues for the second quarter of 1997 increased 22% when compared to the same period in 1996 primarily due to an approximately 15%, or $1,471,000 increase in room revenues, and a slight increase in food and beverage revenues. Room revenues increased primarily due to a 16% increase in REVPAR, or revenue per available room. REVPAR increased due to a 9% increase in the average room rate from approximately $126 to approximately $138 combined with a 4.3 percentage point increase in average occupancy to approximately 74%. The improvement in second quarter average room rate and average occupancy primarily occurred toward the end of the quarter of 1997 when compared to the same period last year. In June 1996, the anticipated Summer Olympics negatively impacted room rates. Food and beverage revenues remained consistent with prior year.

On a year-to-date basis, Partnership revenues increased 12% when compared to the same period last year primarily due to a 5% increase in room revenues coupled with a 23% increase in food and beverage revenues. Room revenus increased due to a 5% increase in REVPAR caused by a 4% increase in average room rate from approximately $128 to approximately $133 and an increase in average occupancy of
1.0 percentage point to approximately 75%.

Based on current forecasts, 1997 Hotel operating results are expected to be even compared with 1996 results due to continued soft demand in the Atlanta market. Hotel management is reviewing its pricing strategies and analyzing operating costs in order to maximize revenue where possible. Additionally, Hotel management has formed an alliance with the Westin, Hyatt and Hilton (the "Atlanta Alliance"). The Atlanta Alliance is a formal arrangement among the four hotels to present a meeting alternative to customers' groups that are too large for a single hotel but too small for the Georgia World Congress Center, Atlanta's convention center. The national sales forces for all four hotel companies are actively promoting the Atlanta Alliance.

Depreciation: Depreciation decreased $864,000, or 27%, for the twenty-four weeks ended June 20, 1997 when compared to 1996 due to a portion of the Hotel's furniture and equipment becoming fully depreciated.

Incentive Management Fees: For the twenty-four weeks ended June 20, 1997, $1,999,000 of incentive management fees were accrued as compared to $1,027,000 for the same period in 1996. The increase in the incentive management fees accrued was the result of improved Hotel operating results.

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

          27. Financial Data Schedule

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


                                             ATLANTA MARRIOTT MARQUIS
                                             LIMITED PARTNERSHIP

                                             By:    MARRIOTT MARQUIS CORPORATION
                                                    General Partner




            November 10, 1997             By:    /s/ Patricia K. Brady
                                                 -------------------------------
                                                 Patricia K. Brady
                                                 Vice President and Chief
                                                   Accounting Officer