Form 10-Q
period 1997-09-12
ATLANTA MARRIOTT MARQUIS LTD PARTNERSHIP
filed 1997-11-10
CIK 770809

================================================================================


                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                    Form 10-Q
          /x/   Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                    For the Quarter Ended September 12, 1997

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


================================================================================

                                TABLE OF CONTENTS

                                                                                 PAGE NO.
                                                                                 --------
                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Condensed Consolidated Statement of Operations
            Twelve and Thirty-Six Weeks Ended
               September 12, 1997 and September 6, 1996.............................1

          Condensed Consolidated Balance Sheet
            September 12, 1997 and December 31, 1996................................2

          Condensed Consolidated Statement of Cash Flows
            Thirty-Six Weeks ended September 12, 1997 and September 6, 1996.........3

          Notes to Condensed Consolidated Financial Statements......................4

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations.....................................6


                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.........................................................9

Item 6.   Exhibits and Reports on Form 8-K..........................................9


                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (unaudited)
                     (in thousands, except per unit amounts)


                                                Twelve Weeks Ended             Thirty-Six Weeks Ended
                              `            -----------------------------    -----------------------------
                                           September 12,    September 6,    September 12,    September 6,
                                               1997            1996              1997            1996
                                           -------------   -------------    --------------  -------------

REVENUES...............................    $       6,613   $       8,985    $       26,786  $      26,972
                                           -------------   -------------    --------------  -------------

OPERATING COSTS AND EXPENSES
  Interest.............................            5,976           5,220            16,838         15,629
  Depreciation ........................            1,169           1,606             3,518          4,819
  Base management fee..................              536             618             1,847          1,854
  Property taxes and other.............              653           1,087             1,981          2,438
  Incentive management fee.............             (551)            280             1,447          1,307
                                           -------------   -------------    --------------  -------------

                                                   7,783           8,811            25,631         26,047
                                           -------------   -------------    --------------  -------------

NET (LOSS) INCOME ......................   $      (1,170)  $         174    $        1,155  $         925
                                           =============   =============    ==============  =============

ALLOCATION OF NET (LOSS) INCOME
  General Partner......................    $         (12)  $           2    $           12  $           9
  Limited Partners.....................           (1,158)            172             1,143            916
                                           -------------   -------------    --------------  -------------

                                           $      (1,170)  $         174    $        1,155   $        925
                                           =============   =============    ==============   ============

NET (LOSS) INCOME PER
  LIMITED PARTNER UNIT (530 Units)         $      (2,185)  $         325    $        2,157   $      1,728
                                           =============   =============    ==============   ============


            See Notes to Condensed Consolidated Financial Statements.

                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (in thousands)

                                                                           September 12,   December 31,
                                                                                1997            1996
                                                                           -------------   ------------
                                                                            (unaudited)
                                ASSETS
  Property and equipment, net..............................................  $   162,654      $   162,111
  Amounts held by Marriott International, Inc..............................        3,207            3,490
  Working capital and supplies held by Marriott International, Inc.........        2,900            2,900
  Other assets.............................................................        6,100            7,406
  Cash and cash equivalents................................................        6,709            5,601
                                                                             -----------      -----------
                                                                             $   181,570      $   181,508
                                                                             ===========      ===========

                   LIABILITIES AND PARTNERS' DEFICIT

LIABILITIES
  Mortgage note payable....................................................  $   199,019      $   215,574
  Due to Host Marriott Corporation under Original Debt
    Service Guarantee and Commitment.......................................       30,524           20,134
  Due to Marriott International, Inc.......................................        4,478            3,030
  Accounts payable and accrued expenses....................................        3,933              309
                                                                             -----------      -----------
    Total Liabilities......................................................      237,954          239,047
                                                                             -----------      -----------
PARTNERS' DEFICIT
  General Partner..........................................................         (503)            (514)
  Limited Partners.........................................................      (55,881)         (57,025)
                                                                             -----------      -----------
    Total Partners' Deficit................................................      (56,384)         (57,539)
                                                                             -----------      -----------
                                                                             $   181,570      $   181,508
                                                                             ===========      ===========

            See Notes to Condensed Consolidated Financial Statements.

                  ATLANTA MARRIOTT MARQUIS LIMITED PARTNERSHIP
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)
                                 (in thousands)


                                                                               Thirty-Six Weeks Ended
                                                                           ------------------------------
                                                                           September 12,     September 6,
                                                                                1997              1996
                                                                           --------------    ------------
OPERATING ACTIVITIES
  Net income ..........................................................    $        1,155    $        925
  Noncash items........................................................             4,985           6,479
  Changes in operating accounts........................................             5,355            (491)
                                                                           --------------    ------------
    Cash provided by operating activities..............................            11,495           6,913
                                                                           --------------    ------------
INVESTING ACTIVITIES
  Additions to property and equipment, net.............................            (4,064)         (3,306)
  Change in property improvement fund..................................               877             187
                                                                           --------------    ------------
    Cash used in investing activities..................................            (3,187)         (3,119)
                                                                           --------------    ------------
FINANCING ACTIVITIES
  Advances under Debt Service Guarantee and Commitment.................            10,390
  Payment of Deferred Interest on Mortgage Note Payable................           (17,590)             --
                                                                                             ------------
  Cash distributions...................................................                --            (819)
                                                                           --------------    ------------
  Cash used in financing activities....................................            (7,200)           (819)
                                                                           --------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS..................................             1,108           2,975

CASH AND CASH EQUIVALENTS at beginning of period.......................             5,601           1,010
                                                                           --------------    ------------

CASH AND CASH EQUIVALENTS at end of period.............................    $        6,709    $      3,985
                                                                           ==============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for mortgage interest......................................    $       28,470    $     10,881
                                                                           ==============    ============


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

         In the opinion of the Partnership, the accompanying condensed consolidated unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of September 12, 1997 and the results of operations and cash flows for the twelve and thirty-six weeks ended September 12, 1997 and September 6, 1996. Interim results are not necessarily indicative of fiscal year performance because of seasonal and short-term variations.

    2. The Partnership owns an 80% general partnership interest in Ivy Street Hotel Limited Partnership ("Ivy") which owns and operates the Atlanta Marriott Marquis Hotel (the "Hotel"). The financial statements and all significant intercompany transactions and balances have been eliminated. In 1990, the Partnership determined that the probability of collecting the receivable from the minority partner in Ivy was remote. Thus, the Partnership wrote off this receivable and is now recording 100% of the income/(loss) of Ivy until such excess income allocated to the Partnership equals the excess losses previously recorded by the Partnership.

    3. For financial reporting purposes, the net income/(loss) of the Partnership is allocated 99% to the limited partners and 1% to Marriott Marquis Corporation (the "General Partner"), a wholly-owned subsidiary of Host Marriott Corporation. Significant differences exist between the net income/(loss) for financial reporting purposes and the net income/(loss) reported for Federal income tax purposes. These differences are due primarily to the use, for income tax purposes, of accelerated depreciation methods, shorter depreciable lives for the assets, differences in the timing of the recognition of incentive management fee expense and the treatment of the minority interest receivable.

    4. Hotel revenues represent house profit of the Hotel since Ivy has delegated substantially all of the operating decisions related to the generation of house profit of the Hotel to Marriott International, Inc. (the "Manager"). House profit reflects hotel operating results which flow to Ivy as property owner and represents gross hotel sales less property-level expenses, excluding depreciation and amortization, base and incentive management fees, property taxes and certain other costs, which are disclosed separately in the condensed consolidated statement of operations.

    Partnership revenues generated by the Hotel for 1997 and 1996 consist of (in thousands):


                                                                  Twelve Weeks Ended                  Thirty-Six Weeks Ended
                                                           --------------------------------       -------------------------------
                                                              September 12,    September 6,       September 12,     September 6,
                                                                  1997            1996                  1997             1996
                                                           ---------------- ---------------       --------------   --------------
     HOTEL SALES
       Rooms..........................................     $       11,138   $       12,696        $       38,848   $       39,051
       Food and beverage..............................              5,016            5,971                18,270           18,209
       Other..........................................              1,194            1,937                 3,994            4,548
                                                           --------------   --------------        --------------   --------------
                                                                   17,348           20,604                61,112           61,808
                                                           --------------   --------------        --------------   --------------
     HOTEL EXPENSES
       Departmental direct costs
          Rooms.......................................              2,515            2,449                 8,267            7,916
          Food and beverage...........................              3,954            4,435                12,324           12,694
          Other.......................................              4,266            4,735                13,735           14,226
                                                           --------------   --------------        --------------   --------------
                                                                   10,735           11,619                34,326           34,836
                                                           --------------   --------------        --------------   --------------

     REVENUES.........................................     $        6,613   $        8,985        $       26,786   $       26,972
                                                           ==============   ==============        ==============   ==============


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

Cash provided by operations was $10.3 million and $6.9 million for the thirty-six weeks ended September 12, 1997 and September 6, 1996, respectively. The increase is primarily attributable to quicker turnover of receivables in 1997. The Partnership paid $28.5 million and $10.9 million of interest expense on the Mortgage Debt for the thirty-six weeks ended September 12, 1997 and September 6, 1996, respectively. The increase is due to the payment of $17,590,000, representing the Deferred Interest on the Mortgage Debt. Contributions to the property improvement fund were $2.8 million and $2.9 million for the thirty-six weeks ended September 12, 1997 and September 6, 1996, respectively.

Capital Expenditures

The Partnership is required to maintain the Hotel in good repair and condition. The management agreement provides for the establishment of a property improvement fund to cover the cost of non-routine repairs and maintenance and renewals and replacements to the Hotel's property and equipment. Contributions to the fund for 1994 through June of 1995 were 4% of Hotel gross sales and increased to 5% thereafter. Currently, the funds available in the property improvement fund are sufficient for the scheduled $7.0 million rooms refurbishment for approximately half of the Hotel's rooms which began in August. The General Partner expects that the funds for the refurbishment of the remaining rooms will be provided for in conjunction with the refinancing of the Mortgage Debt or will be provided for with future years' contributions to the property improvement fund. The General Partner believes that cash from Hotel operations, the Interest/Principal Guarantee, the availability of funds from the refinancing and capital reserves will provide adequate funds in the short-term to meet the operational needs of the Partnership. Although there can be no assurance, the General Partner anticipates that the debt maturity in February will be successfully refinanced with a new third-party lender.

Mortgage Debt

On July 10, 1997 (the "Extension Date"), the Partnership and Ivy entered into a Letter Agreement which effectively extends the maturity of the Mortgage Debt until February 2, 1998 (the "New Maturity Date"). On the Extension Date, the Partnership and Ivy were required to pay $17,590,000 representing the Deferred Interest on the Mortgage Debt in addition to the scheduled interest payment due of $10,119,000. As a result, the Mortgage Debt balance outstanding was reduced to $199,000,000. Cash flow from operations provided the Partnership with adequate funds to meet the scheduled interest payment of $10,119,000. The payment of the Deferred Interest was funded from $7,200,000 of Ivy cash reserves and $10,390,000 drawn pursuant to a Host Marriott interest guarantee (the "Interest Guarantee"). Host Marriott had agreed to advance up to $50,000,000 to cover interest and principal shortfalls. Should cash flow from operations be insufficient to fund fully interest due, $20,000,000 was available under the Interest Guarantee through loan maturity. The remaining $30,000,000 was available under the Principal Guarantee. Prior to the $10,390,000 advance on July 10, 1997, there were no amounts outstanding under either the Principal Guarantee or the Interest Guarantee. However, $20.1 million was outstanding under the original debt service guarantee due to Host Marriott. In conjunction with the extension, Host Marriott reaffirmed its obligations pursuant to these guarantees through the New Maturity Date. The Principal Guarantee is available at maturity or in case of a sale, refinancing or acceleration of the principal amount of the underlying Notes resulting from an Event of Default. To the extent the Interest Guarantee is not used, it becomes available as a Principal Guarantee. The General Partner estimates that a sale of the Hotel would generate sufficient proceeds to repay the maturing Mortgage Debt, outstanding guarantees to and advances from Host Marriott and cover transaction costs; therefore, no advances under the guarantees would be required.

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

The General Partner is continuing to explore alternatives to repay the Mortgage Debt upon maturity on February 2, 1998 and to obtain the additional funds needed for capital repairs and refurbishment's at the Hotel. The General Partner has contacted several lenders active in current hotel lending markets. To date, the General Partner has not found a lender, or a combination of lenders, that would provide the entire amount necessary to refinance the maturing Mortgage Debt of the Hotel and obtain sufficient funds to complete the necessary refurbishments. The General Partner is currently working with a lender that will provide approximately $160 to $165 million in first mortgage financing and is exploring alternatives to fund the shortfall, including the possibility of a contribution of equity from the General Partner. In addition, the General Partner has considered a sale of the Hotel to payoff the existing lender. However, the General Partner does not believe that the Hotel has realized the appreciation necessary to generate material cash proceeds that would be available for distribution to the limited partners of AMMLP and, furthermore, such a sale would likely result in a significant taxable event to the limited partners of AMMLP. There can be no assurance that the General Partner will be successful in its attempts to refinance the Hotel's Mortgage Debt. Failure to refinance or payoff the Mortgage Debt at maturity could lead to a foreclosure of the Hotel.

As previously reported, in 1996 the General Partner established a reserve in anticipation of a potential principal paydown and the costs which will be incurred to refinance the Mortgage Debt. Though these refinancing costs are not currently estimable, based on the General Partner's experiences with other partnerships, such costs are expected to be substantial. These costs include lender property appraisals, legal expenses, bank fees, environmental studies and other transaction costs. The initial reserve was funded from 1996 cash available after payment of debt service which would have otherwise been distributable to the Partnership. In addition, it is expected that the Partnership will be required to establish various capital, tax and insurance reserve accounts with the lender upon closing of a new loan. The Partnership will continue to reserve all available cash flow for the refinancing. In 1996 Ivy reserved all cash flow in excess of ground rent for refinancing costs and owner funded capital needs. On July 10, 1997, Ivy utilized all available reserves to make a payment of the Partnership's Deferred Interest on the Mortgage Debt. As of September 12, 1997, total cash reserves approximated $3.6 million.

As a result of establishing these reserves and the utilization of funds to pay down the Deferred Interest, the Partnership did not make a cash distribution from 1996 operations to the partners. In addition, cash distributions for 1997 and thereafter will be dependent upon the outcome of the debt refinancing.

RESULTS OF OPERATIONS

Partnership revenues for the third quarter of 1997 decreased 26% when compared to the same period in 1996 primarily due to an approximately 16%, or $1,624,000 decrease in room revenues, coupled with a 31%, or $474,000 decrease in food and beverage revenues. Room revenues decreased primarily due to a 12% decrease in REVPAR, or revenues per available room. The decrease in REVPAR was due to a 20% decrease in the average room rate from approximately $142 to approximately $113. This is offset by a 6.5 percentage point increase in average occupancy to approximately 70%. The average room rate in the third quarter of 1996 was positively impacted by Summer Olympics. The improvement in third quarter 1997 average occupancy occurred toward the beginning of the period when compared to the same period last year. In July 1996, the upcoming Summer Olympics negatively impacted average occupancy. Food and beverage revenues in the third quarter of 1997 decreased when compared with the same period in prior year. This is due to the fact that Catering Sales were positively impacted by numerous off-site Olympic events in third quarter 1996.

On a year-to-date basis, Partnership revenues remained consistent with prior year. Food and beverage revenues increased by 8% while room revenues remained flat when compared to the same period last year. Room revenues remained constant with prior year due primarily to a 4% decrease in the average room rate from approximately $132 to approximately $126 offset by a 2.8 percentage point increase in average occupancy to approximately 73%.

Based on current forecasts, 1997 Hotel operating results are expected to be comparable to 1996 results. The Atlanta market has not realized significant demand growth during the year. Hotel management has reviewed its pricing strategies and analyzed operating costs in order to implement an aggressive cost savings plan to enable them to maximize revenue where possible. Operating costs for the third quarter 1997 decreased approximately 16.8% when compared to the same period in 1996 as a result of these initiatives. Additionally, Hotel management has formed an alliance with the Westin, Hyatt and Hilton (the "Atlanta Alliance"). The Atlanta Alliance is a formal arrangement among the four hotels to present a meeting alternative to customers' groups that are too large for a single hotel but too small for the Georgia World Congress Center, Atlanta's convention center. The national sales forces for all four hotel companies are actively promoting the Atlanta Alliance.

Depreciation: Depreciation decreased $1,301,000, or 27%, for the thirty-six weeks ended September 12, 1997 when compared to 1996 due to a portion of the Hotel's furniture and equipment becoming fully depreciated.

Incentive Management Fees: For the twelve weeks ended September 12, 1997, incentive management fees were ($551,000) as compared to $280,000 for the same period in 1996. The decrease in incentive management fees earned was the result of a decrease in Hotel operating results. For the thirty-six weeks ended September 12, 1997, $1,447,000 of incentive management fees were accrued as compared to $1,307,000 for the same period in 1996.

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


                                             ATLANTA MARRIOTT MARQUIS
                                             LIMITED PARTNERSHIP

                                             By:    MARRIOTT MARQUIS CORPORATION
                                                    General Partner



    November 10, 1997                        By:    /s/ Patricia K. Brady
                                                    ----------------------------
                                                    Patricia K. Brady
                                                    Vice President and Chief
                                                      Accounting Officer